Form 10-Q
period 2021-07-31
Couchbase, Inc.
filed 2021-09-10
CIK 1845022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-40601

Couchbase, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3576987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3250 Olcott Street Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 417-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.00001 per share	BASE	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2021, the registrant had 43,342,865 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about our expectations regarding:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, our ability to determine reserves and our ability to achieve and maintain future profitability;

•	the sufficiency of our cash, cash equivalents and short-term investments to meet our liquidity needs;
•	the demand for our products and services or for data management solutions in general;
•	our ability to attract and retain users and partners;
•	our ability to develop new products and features and bring them to market in a timely manner and make enhancements to our offerings;
•	our expectations regarding future developments with respect to Couchbase Cloud, our fully-managed DBaaS offering;
•	our ability to compete with existing and new competitors in existing and new markets and offerings;
•	the impact of the COVID-19 pandemic and associated economic downturn on our business and results of operations;
•	our expectations regarding the effects of existing and developing laws, rules, regulations and other legal obligations, including with respect to taxation and data privacy and security;
•	our ability to manage risk associated with our business;
•	our expectations regarding new and evolving markets;
•	our ability to maintain, develop and protect our brand;
•	our ability, and our customers’ and our third-party service providers’ ability, to maintain the security and availability to each of our technological and physical infrastructures;
•	our expectations and management of future growth;
•	our expectations concerning relationships with third parties;
•	our ability to obtain, maintain, defend and enforce our intellectual property;
•	our use of third-party open source software in our solutions and the availability of portions of our source code on an open source basis;
•	our ability to successfully acquire and integrate companies and assets; and
•	the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.

We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this report and the documents that we reference in this report and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face. You should carefully review and consider the full discussion of our risk factors below this summary, together with the other information in this Form 10-Q. If any of the following risks or if any of those listed elsewhere in this Form 10-Q actually occur, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

•	We have a history of net losses, may not achieve or maintain profitability in the future and may not continue to grow on pace with historical rates.
•	We face intense competition and if we are unable to compete effectively, our business, financial condition and results of operations would be adversely affected.
•

We may fail to cost-effectively acquire new customers or obtain renewals, upgrades or expansions from our existing customers, which would adversely affect our business, financial condition and results of operations.

•	The market for our products and services is relatively new and evolving, and our future success depends on the growth and expansion of this market.
•	If we fail to innovate in response to changing customer needs, new technologies or other market requirements, our business, financial condition and results of operations could be harmed.
•	We have a limited operating history, which makes it difficult to predict our future results of operations.
•

Our future results of operations may fluctuate significantly, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

•

We recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, and as a result, downturns or upturns in sales are not immediately reflected in full in our results of operations.

•	We depend on our sales force, and we may fail to attract, retain, motivate or train our sales force, which could adversely affect our business, financial condition and results of operations.
•

Our sales strategy to target larger enterprises involves risks that may not be present or that are present to a lesser extent with respect to smaller enterprises, such as long and unpredictable sales cycles and sales efforts that require considerable time and expense.

•

If we are not able to maintain and enhance our brand, especially among enterprise architects, application developers and other key functions that support them, our business and results of operations may be adversely affected.

•	The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations, as could other pandemics, natural disasters, political crises or other unexpected events.
•	Our business could be adversely affected by economic downturns.
•

Real or perceived errors, failures or bugs in our products or interruptions or performance problems associated with our technology and infrastructure could adversely affect our growth prospects, business, financial condition and results of operations.

•

Our ability to maintain and increase sales with our existing customers depends, in part, on the quality of our customer support, and our failure to offer high-quality support would harm our reputation and adversely affect our business and results of operations.

•

We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.

•	Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.
•

We may be unable to make acquisitions and investments or successfully integrate acquired companies into our business, and our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition and results of operations.

•	If we are unable to maintain successful relationships with our partners, our business, financial condition and results of operations could be harmed.

•

Certain estimates and information we refer to publicly are based on information from third-party sources and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data, and any real or perceived inaccuracies in such estimates and information may harm our reputation and adversely affect our business.

•

Our use of third-party open source software in our solutions, the availability of core portions of our source code on an open source basis and contributions to our open source projects could negatively affect our ability to sell our products and provide our services, subject us to possible litigation and allow third parties to access and use software and technology that we use in our business, all of which could adversely affect our business and results of operations.

•	Our distribution and licensing model could negatively affect our ability to monetize and protect our intellectual property rights.
•

Because of the rights accorded to third parties under open source licenses, there may be fewer technology barriers to entry in the markets in which we compete and it may be relatively easy for new and existing competitors, some of whom may have greater resources than we have, to compete with us.

•

Our decision to license source code to Couchbase Server 7.0 under a source-available license, the Business Source License version 1.1, may harm the adoption of our source code for Couchbase Server 7.0.

•

We could incur substantial costs in obtaining, maintaining, protecting, defending and enforcing our intellectual property rights and any failure to obtain, maintain, protect, defend or enforce our intellectual property rights could reduce the value of our software and brand.

•

We have been and may in the future become subject to intellectual property disputes which may be costly to defend, subject us to significant liability, require us to pay significant damages and limit our ability to use certain technologies.

•

If our security measures, or those of our service providers or customers, are breached or unauthorized parties otherwise obtain access to our or our customers’ data or software, our products and services may be perceived as not being secure, customers may reduce or terminate their use of our products and services and we may face claims, litigation, regulatory investigations, significant liability and reputational damage.

•	A portion of our revenue is generated by sales to heavily regulated organizations, which are subject to a number of challenges and risks.
•

Our executive officers, directors and holders of 5% or more of our common stock continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COUCHBASE, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	As of July 31,	As of January 31,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$239,246	$37,297
Short-term investments	14,321	19,546
Accounts receivable, net	20,183	35,897
Deferred commissions	8,645	8,353
Prepaid expenses and other current assets	8,099	2,449
Total current assets	290,494	103,542
Property and equipment, net	5,578	6,506
Deferred commissions, noncurrent	5,394	4,941
Other assets	1,316	2,199
Total assets	$302,782	$117,188
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$7,153	$2,428
Accrued compensation and benefits	9,020	9,110
Other accrued liabilities	3,575	4,154
Deferred revenue	48,980	57,168
Total current liabilities	68,728	72,860
Long-term debt	24,963	24,948
Deferred revenue, noncurrent	5,356	4,542
Other liabilities	1,312	1,358
Total liabilities	100,359	103,708
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.00001 par value; 0 shares and 26,070,258 shares authorized as of July 31, 2021 and January 31, 2021, respectively; 0 shares and 26,070,213 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively; aggregate liquidation preference of $314,829 as of January 31, 2021	—	259,822
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 200,000,000 and 0 shares authorized as of July 31, 2021 and January 31, 2021, respectively; 0 shares issued outstanding as of July 31, 2021 and January 31, 2021, respectively	—	—
Common stock, $0.00001 par value; 1,000,000,000 and 43,200,000 shares authorized as of July 31, 2021 and January 31, 2021, respectively; 43,282,941 and 6,199,305 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	—	—
Additional paid-in capital	515,245	37,410
Accumulated other comprehensive income	—	1
Accumulated deficit	(312,822)	(283,753)
Total stockholders’ equity (deficit)	202,423	(246,342)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$302,782	$117,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
License	$4,416	$3,010	$8,694	$5,540
Support and other	23,613	20,627	45,800	39,269
Total subscription revenue	28,029	23,637	54,494	44,809
Services	1,670	1,523	3,160	3,396
Total revenue	29,699	25,160	57,654	48,205
Cost of revenue:
Subscription	2,072	1,276	4,124	2,273
Services	1,453	1,407	2,793	3,087
Total cost of revenue	3,525	2,683	6,917	5,360
Gross profit	26,174	22,477	50,737	42,845
Operating expenses:
Research and development	12,623	9,237	25,164	18,279
Sales and marketing	22,263	16,475	42,897	33,702
General and administrative	5,278	3,468	10,775	6,861
Total operating expenses	40,164	29,180	78,836	58,842
Loss from operations	(13,990)	(6,703)	(28,099)	(15,997)
Interest expense	(252)	(2,495)	(497)	(4,016)
Other income (expense), net	(77)	614	7	307
Loss before income taxes	(14,319)	(8,584)	(28,589)	(19,706)
Provision for income taxes	151	254	480	482
Net loss	$(14,470)	$(8,838)	$(29,069)	$(20,188)
Cumulative dividends on Series G redeemable convertible preferred stock	(1,438)	(1,150)	(2,917)	(1,150)
Net loss attributable to common stockholders	$(15,908)	$(9,988)	$(31,986)	$(21,338)
Net loss per share attributable to common stockholders, basic and diluted	$(1.76)	$(1.76)	$(4.16)	$(3.77)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	9,045	5,662	7,696	5,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net loss	$(14,470)	$(8,838)	$(29,069)	$(20,188)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of tax	1	—	(1)	—
Total comprehensive loss	$(14,469)	$(8,838)	$(29,070)	$(20,188)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance as of April 30, 2020	18,901,887	$155,506	5,659,677	$—	$31,481	$—	$(255,120)	$(223,639)
Issuance of common stock upon exercise of stock options	—	—	12,810	—	58	—	—	58
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	7,168,326	104,316	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,366	—	—	1,366
Net loss	—	—	—	—	—	—	(8,838)	(8,838)
Balance as of July 31, 2020	26,070,213	$259,822	5,672,487	$—	$32,905	$—	$(263,958)	$(231,053)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance as of April 30, 2021	26,070,213	$259,822	6,460,868	$—	$40,686	$(1)	$(298,352)	$(257,667)
Issuance of common stock upon exercise of stock options	—	—	521,489	—	2,841	—	—	$2,841
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(26,070,213)	(259,822)	26,710,600	—	259,822	—	—	259,822
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	9,589,999	—	209,924	—	—	$209,924
Settlement of fractional shares to be paid in cash	—	—	(15)	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	—	1,981	—	—	1,981
Net unrealized gains (losses) on investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(14,470)	(14,470)
Balance as of July 31, 2021	—	$—	43,282,941	$—	$515,245	$—	$(312,822)	$202,423

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance as of January 31, 2020	18,901,887	$155,506	5,646,238	$—	$30,554	$—	$(243,770)	$(213,216)
Issuance of common stock upon exercise of stock options	—	—	26,249	—	144	—	—	144
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	7,168,326	104,316	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,207	—	—	2,207
Net loss	—	—	—	—	—	—	(20,188)	(20,188)
Balance as of July 31, 2020	26,070,213	$259,822	5,672,487	$—	$32,905	$—	$(263,958)	$(231,053)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance as of January 31, 2021	26,070,213	$259,822	6,199,305	$—	$37,410	$1	$(283,753)	$(246,342)
Issuance of common stock upon exercise of stock options	—	—	783,052	—	4,288	—	—	4,288
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(26,070,213)	(259,822)	26,710,600	—	259,822	—	—	259,822
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	9,589,999	—	209,924	—	—	209,924
Settlement of fractional shares to be paid in cash	—	—	(15)	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	—	3,810	—	—	3,810
Net unrealized gains (losses) on investments	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(29,069)	(29,069)
Balance as of July 31, 2021	—	$—	43,282,941	$—	$515,245	$—	$(312,822)	$202,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities
Net loss	$(29,069)	$(20,188)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,406	607
Amortization of debt issuance costs	15	460
Debt prepayment costs	—	375
Stock-based compensation	3,810	2,207
Amortization of deferred commissions	6,326	4,505
Foreign currency transaction (gains) losses	5	(279)
Other	68	45
Changes in operating assets and liabilities
Accounts receivable	15,845	13,014
Deferred commissions	(7,071)	(4,758)
Prepaid expenses and other assets	(5,848)	(364)
Accounts payable	4,553	462
Accrued compensation and benefits	(91)	(1,244)
Other accrued liabilities	(1,749)	(794)
Deferred revenue	(7,375)	(13,514)
Net cash used in operating activities	(19,175)	(19,466)
Cash flows from investing activities
Purchases of short-term investments	(7,133)	—
Maturities of short-term investments	12,285	—
Purchases of property and equipment	(250)	(2,626)
Net cash provided by (used in) investing activities	4,902	(2,626)
Cash flows from financing activities
Payments of debt	—	(31,777)
Proceeds from issuance of debt, net of issuance costs	—	6,402
Proceeds from issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	104,316
Proceeds from exercise of stock options	4,288	144
Proceeds from initial public offering, net of underwriting discounts and commissions	214,854	—
Payments of deferred offering costs	(2,795)	—
Net cash provided by financing activities	216,347	79,085
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(125)	24
Net increase in cash, cash equivalents and restricted cash	201,949	57,017
Cash, cash equivalents and restricted cash
Beginning of period	37,840	18,767
End of period	$239,789	$75,784
Cash and cash equivalents	$239,246	$75,241
Restricted cash included in other assets	543	543
Total cash, cash equivalents and restricted cash	$239,789	$75,784
Supplemental disclosures of cash activities
Cash paid for income taxes	$442	$349
Cash paid for interest	$495	$2,494
Non-cash investing and financing activities:
Change in purchases of property and equipment included in accounts payable and other accrued liabilities	$230	$(533)
Change in deferred offering costs included in accounts payable and other accrued liabilities	$1,051	$—
Conversion of redeemable convertible preferred stock to common stock	$259,822	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

COUCHBASE, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business

Couchbase, Inc. (“Couchbase” or the “Company”) provides an enterprise-class, multi-cloud NoSQL database architected on top of an open source foundation. Couchbase was incorporated in the State of Delaware in 2008 and is headquartered in Santa Clara, California. In these notes to the unaudited condensed consolidated financial statements, the “Company,” “Couchbase” “we,” “us,” and “our” refers to Couchbase, Inc. and its subsidiaries on a consolidated basis.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, (“SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2021, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2021, are not necessarily indicative of the results to be expected for the year ending January 31, 2022, or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended January 31, 2021, included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 22, 2021 (Final Prospectus).

Initial Public Offering

In July 2021, the Company completed its initial public offering (“IPO”), for the sale and issuance of 9,589,999 shares of its common stock at $24.00 per share, which included 1,250,869 shares issued pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $214.9 million, after deducting underwriters’ discounts and commissions and before consideration of other issuance costs. In connection with the IPO, all 26,710,600 shares of outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of common stock.

Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets on the condensed consolidated balance sheets. Deferred offering costs of $4.9 million, primarily consisting of accounting, legal, and other fees related to the Company’s IPO, were offset against the IPO proceeds upon the closing of the Company’s IPO in July 2021. As of July 31, 2021 and January 31, 2021, unpaid deferred offering costs totaled $2.1 million and $1.1 million, respectively.

Reverse Stock Split

On June 30, 2021, the Company effected a 2.5-for-1 reverse stock split of its outstanding common stock, common stock warrants, preferred stock, and stock option awards. All issued and outstanding shares of common stock, common stock warrants, preferred stock, stock option awards and per share data have been adjusted in these condensed consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The par value of the common stock and preferred stock was not adjusted because of the reverse stock split.

Fiscal Year

The Company’s fiscal year ends on January 31. Unless otherwise stated, references to year in these condensed consolidated financial statements relate to fiscal year rather than calendar year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Couchbase, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts stated in the financial statements and accompanying notes. Such estimates include standalone selling prices (“SSP”) for each distinct performance obligation, capitalized internal-use software costs, expected period of benefit for deferred commissions, stock-based compensation, the determination of allowance for doubtful accounts and accounting for income taxes. The Company bases its estimates on historical experience and assumptions that management considers reasonable.

The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates. Estimates and assumptions about future events and their effects, including the impact of the COVID-19 pandemic, cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the condensed consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future financial statements could be affected.

COVID-19

While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. The Company may experience customer losses, including due to bankruptcy or customers ceasing operations, which may result in delays in collections or an inability to collect accounts receivable from these customers. The impact of COVID-19 on the Company’s financial condition, results of operations, or liquidity continues to remain uncertain, and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or an adjustment to the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, which will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Final Prospectus.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

Under the JOBS Act, the Company meets the definition of an emerging growth company and can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the Company is no longer an emerging growth company or until the Company affirmatively and irrevocably opts out of the extended transition period.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to record most leases on their balance sheets and disclosing key information about lease arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The ASU makes 16 technical corrections to the new lease standard and other accounting topics, alleviating unintended consequences from applying the new standard. It does not make any substantive changes to the core provisions or principles of the new standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The ASU provides (1) an optional transition method that entities can use when adopting the standard and (2) a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. In March 2019, the FASB also issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which impacts transition disclosures related to the new guidance. The Company plans to adopt this guidance using a modified retrospective approach on February 1, 2022 and is currently evaluating the impact of the adoption on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company plans to adopt this standard on February 1, 2023 and is currently evaluating the impact of the adoption on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other —Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for the Company beginning February 1, 2022. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Topic 740 to reduce cost and complexity of its application. This new guidance is effective for the Company beginning February 1, 2022. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity and modifies the guidance on diluted earnings per share calculations. The guidance is effective for the Company beginning February 1, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

3. Cash Equivalents and Short-Term Investments

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of July 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$235,045	$—	$—	$235,045
Total cash equivalents	235,045	—	—	235,045
Short-Term Investments
Commercial paper	8,095	—	—	8,095
Corporate debt securities	6,227	—	(1)	6,226
Total short-term investments	14,322	—	(1)	14,321
Total	$249,367	$—	$(1)	$249,366

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$31,438	$—	$—	$31,438
Total cash equivalents	31,438	—	—	31,438
Short-Term Investments
Commercial paper	12,290	—	—	12,290
Corporate debt securities	7,255	2	(1)	7,256
Total short-term investments	19,545	2	(1)	19,546
Total	$50,983	$2	$(1)	$50,984

During the three and six months ended July 31, 2021 and 2020, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income (expense), net in the condensed consolidated statements of operations.

As of July 31, 2021 and January 31, 2021, the Company’s short-term investments had a contractual maturity date of less than one year.

As of July 31, 2021, the Company had five short-term investments in an unrealized loss position. These short-term investments had an estimated fair value of $4.4 million and were not in a continuous unrealized loss position for more than twelve months. As of January 31, 2021, the Company had one short-term investment in an unrealized loss position. This short-term investment had an estimated fair value of $0.9 million and was not in a continuous unrealized loss position for more than twelve months. During the three and six months ended July 31, 2021, the Company had no other-than-temporary impairments of short-term investments.

4. Fair Value Measurements

The Company accounts for certain of its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1: Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts reflected on the condensed consolidated balance sheets for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities of those instruments. The carrying value of long-term debt approximated fair value as of July 31, 2021, and January 31, 2021, based on the borrowing rates currently available to the Company with similar terms. The fair value of long-term debt is a Level 2 fair value measurement.

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of July 31, 2021
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$235,045	$—	$—	$235,045
Total cash equivalents	235,045	—	—	235,045
Short-Term Investments
Commercial paper	—	8,095	—	8,095
Corporate debt securities	—	6,226	—	6,226
Total short-term investments	—	14,321	—	14,321
Total	$235,045	$14,321	$—	$249,366

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$31,438	$—	$—	$31,438
Total cash equivalents	31,438	—	—	31,438
Short-Term Investments
Commercial paper	—	12,290	—	12,290
Corporate debt securities	—	7,256	—	7,256
Total short-term investments	—	19,546	—	19,546
Total	$31,438	$19,546	$—	$50,984

The Company classifies its money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper and corporate debt securities within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

There were no transfers of financial assets into or out of Level 1, Level 2 or Level 3 during the periods presented.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2021	2021
Prepaid expenses	$5,919	$803
Prepaid software	1,656	1,380
Other current assets	524	266
Total prepaid expenses and other current assets	$8,099	$2,449

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2021	2021
Computer equipment	$3,584	$3,304
Furniture and fixtures	412	408
Capitalized internal-use software	5,772	5,772
Leasehold improvements	1,582	1,387
Total gross property and equipment	11,350	10,871
Accumulated depreciation and amortization	(5,772)	(4,365)
Total property and equipment, net	$5,578	$6,506

Depreciation and amortization expense was $0.7 million and $0.4 million for the three months ended July 31, 2021 and 2020, respectively, and $1.4 million and $0.6 million for the six months ended July 31, 2021 and 2020, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2021	2021
Accrued bonus	$4,182	$4,149
Accrued commissions	2,481	2,364
Accrued payroll and benefits	2,357	2,597
Total accrued compensation and benefits	$9,020	$9,110

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2021	2021
Accrued professional fees	$1,384	$1,925
Sales and value added tax payable	106	415
Income taxes payable	513	436
Accrued interest	-	95
Other	1,572	1,283
Total other accrued liabilities	$3,575	$4,154

6. Deferred Revenue and Remaining Performance Obligations

The following table presents the deferred revenue balances (in thousands):

	As of July 31,	As of January 31,
	2021	2021
Deferred revenue, current	$48,980	$57,168
Deferred revenue, noncurrent	5,356	4,542
Total deferred revenue	$54,336	$61,710

Changes in the deferred revenue balances during the and six months ended July 31, 2021 and 2020 (unaudited) were as follows (in thousands):

	Six Months Ended July 31,
	2021	2020
Beginning balance	$61,710	$60,929
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(38,813)	(39,997)
Increases due to invoicing prior to satisfaction of performance obligations	31,439	26,483
Ending balance	$54,336	$47,415

Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.

As of July 31, 2021, the Company’s RPOs were $118.9 million. The Company expects to recognize revenue of $74.1 million of these remaining performance obligations over the next twelve months, with the remaining balances recognized thereafter.

7. Debt

Debt is presented net of issuance costs on the condensed consolidated balance sheets as follows (in thousands)

	As of July 31,	As of January 31,
	2021	2021
Principal outstanding	$25,000	$25,000
Unamortized discount and debt issuance costs	(37)	(52)
Long-term debt	$24,963	$24,948

Interest expense on the Company’s borrowings was $0.3 million and $2.5 million for the three months ended July 31, 2021 and 2020, respectively, and $0.5 million and $4.0 million for the six months ended July 31, 2021 and 2020, respectively. The effective interest rate was 3.9% and 6.5% for the three months ended July 31, 2021 and 2020, respectively, and 3.9% and 8.9% for the six months ended July 31, 2021 and 2020, respectively.

Term Loan

In August 2018, the Company entered into an agreement for a term loan (the “Loan”) with Hercules Capital to borrow up to a maximum of $35.0 million over a period of three years with an original maturity date in September 2021. The interest on the Loan is the greater of (1) 10.75% plus the prime rate minus 5.5% and (2) 10.75%. Under the terms of the Loan, the Company pays interest monthly and the aggregate Loan principal balance is due on the maturity date. The Loan is secured by a subordinated security interest in substantially all the assets of the Company except intellectual property and contains certain covenants, including covenants which prohibit the Company from declaring or making cash dividends. The Loan permits voluntary prepayment on borrowings with a penalty ranging from 0.25% to 2.50% of the prepaid principal amount. Additionally, the Loan allows the lender to accelerate and demand for all or part of the outstanding borrowings together with a prepayment penalty in the event of default (as defined by the Loan agreement). The Company borrowed $14.7 million, net of issuance costs, under the Loan upon closing in August 2018.

In April 2019, the Company entered into an amendment to the Loan with Hercules Capital to increase the maximum Loan amount to $70.0 million and extending the maturity date. The Company borrowed $34.8 million, net of issuance costs, during the year ended January 31, 2020. Under the terms of the amended Loan, the Company continued to pay interest at the same rate monthly with the aggregate principal balance repayment date being extended to May 2023. The amended Loan was also subject to a 3.75% end-of-term charge on the aggregate borrowings, payable upon maturity. The amendment also added certain financial covenants, including covenants related to achieving a target annual recurring revenue, that if not met by June 2022, could trigger early repayment in June

2022, and a target annual recurring revenue leverage ratio, that if not met, would limit the additional amount of borrowings under the Loan.

In June 2020, the Company paid off $25.0 million of the Loan and entered into an amendment to the Loan with Hercules Capital, which reduced the maximum borrowings under the Loan from $70.0 million to $25.0 million and extended the Loan maturity date to June 2024. Additionally, this amendment required the Company to make a prepayment charge equal to $0.4 million upon the effective date of the agreement. Accordingly, the Company paid a prepayment penalty of $0.4 million and an end-of-term charge of $0.9 million in accordance with the terms of the Loan which was recorded as interest expense in the condensed consolidated statement of operations.

In January 2021, the Company terminated the Loan and paid off the $25.0 million remaining outstanding balance of the Loan together with a prepayment penalty of $0.6 million and an end-of-term charge of $0.9 million in accordance with the terms of the Loan, which was recorded as interest expense in the condensed consolidated statement of operations. The Company wrote off the remaining unamortized debt discounts and issuance costs to interest expense upon the termination of the Loan with Hercules in January 2021.

In connection with the amendment in April 2019, the Company also issued warrants to purchase shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. The warrants were issuable at 2.25% of the aggregate amount of the borrowings drawn concurrently and after the amendment. The Company issued warrants to purchase 75,250 shares of the Company’s common stock on $25.0 million that was borrowed concurrently with the execution of the amendment and warrants to purchase an additional 30,100 shares of the Company’s common stock upon borrowings of an additional $10.0 million in December 2019. The warrants were recorded at fair value using the Black-Scholes option pricing model. The fair value of the warrants was recorded to equity and as a debt discount that was amortized to interest over the term of the loan. The total fair value of the common stock warrants was $0.4 million. As of July 31, 2021, all warrants were outstanding and exercisable.

Credit Facility

In November 2017, the Company entered into a line of credit agreement with Silicon Valley Bank, or Credit Facility, providing the Company the ability to borrow up to $10.0 million from a revolving line of credit with an original maturity date in November 2018. Borrowings under the line of credit bear interest at a floating per annum rate equal to one half of one percentage point (0.50%) above the prime rate, which interest shall be payable monthly. The line of credit is secured with a pledge on substantially all the assets of the Company, except any intellectual property and is subject to a minimum revenue covenant.

In November 2018, the Company entered into an amendment with Silicon Valley Bank to increase the line of credit limit to $15.0 million and extend the maturity date to November 2019.

In April 2019, an amendment was entered into with the Silicon Valley Bank to decrease the line of credit to $10.0 million. In October 2019, an amendment was entered into with Silicon Valley Bank to extend the maturity of the line of credit to November 2020. There were no borrowings against the line of credit as of January 31, 2020.

In November 2020, the Company entered into an amendment with Silicon Valley Bank to extend the maturity of the line of credit to February 2021. In January 2021, the Company entered into an amendment with Silicon Valley Bank to increase the line of credit limit to $40.0 million and extend the maturity date to January 2024. Upon the execution of this amendment, the Company borrowed $25.0 million from the line of credit. The outstanding principal balance is due at maturity with interest payable monthly. The line of credit bears a variable annual interest rate of the prime rate plus 0.5%. The Company is required to pay a fee equal to 0.25% per annum on the unused portion of the line of credit. The Company is also subject to a termination fee ranging from 0.5% to 1.0% of the line of credit if the Company terminates the agreement prior to the maturity date. The amendment also added certain financial covenants, including covenants related to certain financial metrics, that if not met, would limit the amount of additional borrowings under the line of credit. As of July 31, 2021, $15.0 million was available for borrowing under the line of credit.

The amended line of credit agreement requires the company to maintain an adjusted quick ratio (as defined by the agreement) of at least 1.15 to 1.0. The line of credit agreement also contains certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the Company’s ability to, among other things, incur debt and liens, maintain collateral accounts, undergo fundamental changes including mergers or consolidations, dispose assets including selling, transferring or assigning assets, pay dividends or other distributions or make or permit payments on any subordinated debt. The Company was in compliance with the financial covenants under the line of credit as of July 31, 2021.

8. Commitments and Contingencies

Operating Leases

The Company leases facilities for office space under non-cancelable operating leases with various expiration dates through March 2025.

Rent expense was $0.7 million and $0.7 million for the three months ended July 31, 2021 and 2020, respectively, and $1.3 million and $1.4 million for the six months ended July 31, 2021 and 2020, respectively.

Other Contractual Commitments

Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.

In July 2021, the Company negotiated a noncancelable arrangement with a cloud hosting service provider. Under the arrangement, the Company committed to spend an aggregate of at least $10.0 million between August 2021 and August 2024, with a minimum amount of approximately $3.0 million in each of the first two years and $4.0 million in the third year on services with this vendor.

As of July 31, 2021, except for the arrangement noted above, there were no other material changes to the Company’s other contractual commitments since January 31, 2021.

Legal Matters

From time to time, the Company may be a party to various legal matters, threatened claims, or proceedings in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Legal accruals are recorded when and if it is determined that a loss related to a certain matter is both probable and reasonably estimable.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claims brought by any third party against such indemnified party with respect to licensed technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded as of July 31, 2021, or January 31, 2021.

9. Retirement Plan

The Company sponsors a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all full-time U.S. employees. Each eligible employee may contribute to the 401(k) plan in accordance with the plan terms. The Company matches its employee contributions to the 401(k) plan. The total matching contributions were $0.1 million and less than $0.1 million for the three months ended July 31, 2021 and 2020, respectively, and $0.2 million and $0.2 million for the six months ended July 31, 2021 and 2020, respectively.

10. Stockholders’ Equity (Deficit) and Employee Incentive Plans

Redeemable Convertible Preferred Stock

Upon the closing of the Company’s IPO, all 26,710,600 shares of redeemable convertible preferred stock were automatically converted into shares of common stock, which includes an additional 640,387 shares of redeemable convertible preferred stock. The additional shares of redeemable convertible preferred stock consisted of 162,032 shares for the Series E conversion feature and 478,355 shares for the Series G dividends. The carrying value of $259.8 million was reclassified into common stock and additional paid-in-capital. As of July 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 and 43,200,000 shares of common stock at a par value of $0.00001 as of July 31, 2021 and January 31, 2021, respectively. As of July 31,

2021 and January 31, 2021, approximately 43,282,941 and 6,199,305 shares of common stock were issued and outstanding, respectively.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of July 31, 2021 and January 31, 2021, no dividends had been declared.

As of July 31, 2021, the Company has reserved common stock for future issuance, as follows:

Number of Shares
Stock options outstanding	9,908,576
Common stock warrants	105,350
Reserved for future grant of stock options	4,120,000
Total	14,133,926

Stock Plans

The Company has three equity incentive plans: the 2008 Equity Incentive Plan (the “2008 Plan”) 2018 Equity Incentive Plan (the “2018 Plan”) and the 2021 Equity Incentive Plan (the “2021 Plan”), collectively (the “Stock Plans”). In connection with the Company’s IPO in July 2021, the 2008 Plan and the 2018 Plan were terminated and replaced by the 2021 Plan and all shares that remained available for issuance under the 2018 Plan at that time were reserved for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will be increased by any shares of common stock subject to awards outstanding under the 2018 Plan that expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by the Company for payment of an exercise price or for satisfying tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest.

The Company has issued stock options to employees, directors, consultants, and advisors pursuant to the 2018 Plan. Through July 31, 2021, the Company has granted no equity awards pursuant to the 2021 Plan.

Options granted under the 2021 Plan may be stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. Stock option grants may be either Incentive Stock Options (“ISO”) or Non-Qualified Stock Options (“NSO”). ISO may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, consultants, and nonemployee directors. Employee stock options are granted with an exercise price no less than the fair value of the underlying common stock on the grant date. Options granted under the 2021 Plan expire ten years from the date of grant and generally vest over four years at a rate of 25% upon the first anniversary of the issuance date and 1/48 per month thereafter.

As of July 31, 2021, there were 4.1 million shares available for grant under the 2021 Plan. The 2021 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2022, by an amount equal to the least of (i) 4,120,000 shares, (ii) five-percent (5%) of the outstanding Shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2021 Plan no later than the last day of the immediately preceding Fiscal Year.

Stock option activity and activity regarding shares available for grant under the Stock Plans for six months ended July 31, 2021 are as follows (aggregate intrinsic value in thousands):

		Options Outstanding
	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Balances as of January 31, 2021	253,958	8,912,477	$6.42	6.49	$38,582
Additional shares reserved	5,604,548	—
Options exercised	—	(759,081)	$5.48
Options granted	(1,948,563)	1,948,563	$22.49
Options cancelled	210,057	(210,057)	$8.48
Balances as of July 31, 2021	4,120,000	9,891,902	$9.61	6.94	$203,235
Options vested and expected to vest as of July 31, 2021		9,891,902	$9.61	6.94	$203,235
Options vested and exercisable as of July 31, 2021		5,804,191	$5.93	5.51	$140,607

Stock options granted during the three months ended July 31, 2021 and 2020 had a weighted-average grant-date fair value of $11.31 and $2.99, respectively. The aggregate intrinsic value of options exercised during the three months ended July 31, 2021 and 2020 was $10.6 million and less than $0.1 million, respectively.

Stock options granted during the six months ended July 31, 2021 and 2020 had a weighted-average grant-date fair value of $9.30 and $2.99, respectively. The aggregate intrinsic value of options exercised during the six months ended July 31, 2021 and 2020 was $14.4 million and $0.1 million, respectively.

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Stock Option Plans:
Expected term (in years)	6.1	6.1	6.1	6.1
Expected volatility	42.4%	39.9%	42.0%	39.9%
Risk-free interest rate	1.0%	0.4%	1.0%	0.4%
Dividend yield	—	—	—	—

Expected term—The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is calculated using the simplified method, as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The simplified method calculates the expected term as the midpoint between the vesting date and the contractual expiration date of the option.

Expected volatility—The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company does not have any trading history for the Company’s common stock.

Risk-free interest rate—The risk-free rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.

Dividend yield—The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Fair value of underlying common stock— Prior to the Company’s initial public offering, the fair value was determined by the Board of Directors with input from management and contemporaneous independent third-party valuations. Subsequent to the IPO, the fair value of the Company’s common stock is based on the daily average selling price on the Nasdaq Global Select Market.

Stock-Based Compensation

Stock-based compensation expense was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of revenue—subscription	$30	$19	$57	$34
Cost of revenue—services	24	17	46	27
Research and development	569	394	1,139	640
Sales and marketing	688	412	1,229	676
General and administrative	670	524	1,339	830
Total stock-based compensation expense	$1,981	$1,366	$3,810	$2,207

Stock-based compensation expense related to options granted to nonemployees for the three and six months ended July 31, 2021 and 2020 was not material.

As of January 31, 2021 and July 31, 2021, there was $8.7 million and $22.4 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years and 2.8 years, respectively.

Employee Stock Purchase Plan

In July 2021, the Company established an Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 15% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the

Company’s common stock on the purchase date. A participant will be permitted to purchase a maximum of shares during each offering period. No participant may purchase more than 1,000 shares during any offering period. As of July 31, 2021, 830,000 shares were available for issuance and no shares of common stock were issued under the ESPP.

Except for the initial offering period, the 2021 ESPP provides for 24-month offering periods beginning March 21 and September 21 of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began on July 22, 2021 and will end on September 20, 2023. The initial offering shall consist of four purchase periods with the first purchase period ending on March 20, 2022, and the final purchase period ending on September 20, 2023. For accounting purposes, the grant date of the first offering was subsequent to July 31, 2021.

11. Income Taxes

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, adjusted for discrete items, if any, for the reporting period. The Company updates its estimate of the annual effective tax rate each quarter and records a cumulative adjustment in such period.

The Company recorded income tax expense of $0.2 million and $0.3 million for the three months ended July 31, 2021 and 2020, respectively, and $0.5 million and $0.5 million for the six months ended July 31, 2021 and 2020, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained.

The American Rescue Plan Act (ARPA) was signed into law on March 11, 2021. The ARPA did not have any impact on the Company’s provision for income taxes for the three and six months ended July 31, 2021.

12. Geographic Information

The following table depicts the disaggregation of revenue by geographic area based on the billing address of the customer (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
United States	$18,336	$16,149	$36,383	$31,366
International	11,363	9,011	21,271	16,839
Total	$29,699	$25,160	$57,654	$48,205

No individual foreign country contributed 10% or more of total revenue for the three and six months ended July 31, 2021 and 2020.

As of January 31, 2021 and July 31, 2021, substantially all of the Company’s long-lived assets were located in the United States.

13. Net Loss per Share

Basic net loss per share attributable to the Company’s common stockholders is computed by dividing the net loss attributable to the Company’s common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share for all years presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss position in each period presented.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Numerator
Net loss	$(14,470)	$(8,838)	$(29,069)	$(20,188)
Cumulative dividends on Series G redeemable convertible preferred stock	(1,438)	(1,150)	(2,917)	(1,150)
Net loss attributable to common stockholders	$(15,908)	$(9,988)	$(31,986)	$(21,338)
Denominator
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	9,045	5,662	7,696	5,660
Net loss per share attributable to common stockholders, basic and diluted	$(1.76)	$(1.76)	$(4.16)	$(3.77)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of July 31,
	2021	2020
Stock options	9,909	9,194
Redeemable convertible preferred stock (on an if-converted basis)	—	26,312
Common stock warrants	105	105
Total	10,014	35,611

14. Subsequent Events

Subsequent to July 31, 2021, the Company repaid the outstanding balance of its revolving line of credit of $25.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus dated July 21, 2021 and filed with the U.S. Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, on July 22, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31. Our fiscal years ended January 31, 2020 and 2021 are referred to herein as fiscal 2020 and fiscal 2021, respectively.

Overview

Our mission is to empower enterprises to build, manage and operate modern mission-critical applications at the highest scale and performance. Couchbase provides a leading modern database for enterprise applications. Enterprises rely on Couchbase to power the core applications their businesses depend on, for which there is no tolerance for disruption or downtime. Our database is versatile and works in multiple configurations, from cloud to multi- or hybrid-cloud to on-premise environments to the edge, and can be run by the customer or managed by us. We have architected our database on the next-generation flexibility of NoSQL, embodying a “not only SQL” approach. We combine the schema flexibility unavailable with legacy databases with the power and familiarity of the SQL query language, the lingua franca of database programming, into a single, unified platform. Our cloud-native platform provides a powerful modern database that serves the needs of both enterprise architects and application developers.

We built Couchbase for the most important, mission-critical applications for the largest enterprises, with the highest performance, reliability, scalability and agility requirements. Any compromise of these requirements could cause these applications to fail—stopping or delaying package delivery for shipping companies, interrupting reservations for travel companies, or causing product shortages in stores for retailers. We have spent over a decade building a platform architected to solve our customers’ most difficult database challenges, from scale to flexibility to deployment. This includes enabling Couchbase to not just simply run in the cloud, but to run anywhere from public clouds to hybrid environments and even all the way to the edge, in truly distributed environments with flexibility in and between those environments. Combined with our performance at scale, we believe this power enables customers to run their most important applications with the effectiveness they require, with the efficiency they desire and in the modern infrastructure environments they demand.

With nearly every aspect of our lives being transformed by digital innovation, enterprises are charged with building applications that enable delightful and meaningful customer experiences. Enterprises are increasingly reliant on applications, and applications in turn rely on databases to store, retrieve and operationalize data into action. Today, applications are operating at a scale, speed, and dynamism unheard of just a decade ago. There is an increasing diversity of application types, modalities and delivery and consumption models, and the volume, velocity, and variety of data on which applications rely is growing at an exponential rate. Consequently, the demand on enterprises and their databases is growing exponentially. These trends are poised to continue, applying increasing urgency for enterprises to digitally transform. Indeed, digital transformation has become both a strategic imperative and a competitive necessity for enterprises seeking to thrive in a data-driven world.

We designed Couchbase to give enterprises a database for the modern cloud world, overcoming the limitations of legacy database technologies and enabling the high performance, reliability, scalability, and agility required by enterprises to deliver their mission-critical applications. We facilitate a seamless transition for our customers from legacy relational databases to our modern database resulting in better application scalability, user experience and security at the pace that works for them. We believe that both enterprise architects and application developers are key to initiating the transition away from legacy database technologies and that we are uniquely positioned and architected to serve both.

We sell our platform through our direct sales force and our growing ecosystem of partners. Our platform is broadly accessible to a wide range of enterprises, as well as governments and organizations. We have customers in a range of industries, including retail and e-commerce, travel and hospitality, financial services and insurance, software and technology, gaming, media and entertainment and industrials. We focus our selling efforts on the largest global enterprises with the most complex data requirements, and we have introduced a new cloud-based managed offering for enterprises looking for a turnkey version of our platform.

We have achieved significant growth over our operating history. For the six months ended July 31, 2021 and 2020, our revenue was $57.7 million and $48.2 million, respectively, representing period-over-period growth of 20%. As of July 31, 2021 and 2020, our ARR was $115.2 million and $96.2 million, respectively, representing period-over-period growth of 20%. For the six months ended July 31, 2021 and 2020, our net loss was $29.1 million and $20.2 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.

Initial Public Offering

In July 2021, we completed our initial public offering, or IPO, in which we issued and sold 9,589,999 shares of our common stock at $24.00 per share, which included 1,250,869 shares issued upon exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $214.9 million after deducting underwriting discounts and commissions. In connection with the IPO, all 26,710,600 shares of our outstanding redeemable convertible stock automatically converted into an equivalent number of shares of common stock.

Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets on the condensed consolidated balance sheets. Deferred offering costs of $4.9 million, primarily consisting of legal, accounting, consulting and other fees relating to the Company’s IPO, were offset against the IPO proceeds upon closing of the IPO in July 2021.

Our Business Model

We generate the substantial majority of our revenue from sales of subscriptions. We derive substantially all of our subscription revenue from the Enterprise Edition of our Couchbase platform, which includes Couchbase Server, our flagship product, and Couchbase Mobile. The Couchbase platform is designed to give our customers flexibility to run anywhere the customer chooses, whether deployed in on-premise data centers, mobile, private clouds, public clouds, multi-clouds or hybrid clouds. The Couchbase platform is licensed per node, which we define as an instance of Couchbase running on a server. Our platform can be deployed with intentional flexibility between a traditional data center on bare metal servers or within a virtualized or containerized environment, such as VMware or Docker, as well as in a public cloud, such as Amazon Web Services, Microsoft Azure and Google Cloud Platform, with the ability to run in any configuration that a customer desires. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 7am-5pm local time support, 5 days a week. These response times are for incidences of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3, which are less severe, are longer.

The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances and is typically billed annually in advance. The timing and billing of large, multi-year contracts can create variability in revenue and deferred revenue between periods.

We also derive subscription revenue from a fully-managed offering of Couchbase Server, called Couchbase Cloud, which we introduced in June 2020. Couchbase Cloud is licensed using an on-demand consumption model or an annual credit model, which removes the need to license different node types separately. Couchbase Cloud pricing delivers superior customer flexibility relative to other CSPs as on-demand pricing allows customers to pay only for what they use based on hourly pricing and the credits purchased through our annual credit model expire only at the end of a 12-month period, rather than ratably over the year. We also provide automatic conversion to on-demand consumption when credits expire or are exhausted. Couchbase Cloud credits can be purchased upfront to provide cost savings with volume discounts available based on credit quantity. We offer two pricing levels for Couchbase Cloud, based on the support response time.

We also generate revenue from services. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.

Our go-to-market strategy is focused on large enterprises recognized as leaders in their respective industries who are attempting to solve complicated business problems by digitally transforming their operations. As a result, Couchbase powers some of the largest and most complex enterprise applications worldwide. Through our highly instrumented “sell-to” go-to-market motion, we have built a direct sales organization that understands the strategic needs of enterprises as well as a marketing organization that emphasizes our enablement of digital transformation through our no-compromises approach to performance, resiliency, scalability, agility and total cost of ownership, or TCO, savings.

We complement our “sell-to” go-to-market motion with a “buy-from” go-to-market motion, which is focused on targeting the application developer community to drive adoption of our platform. To accomplish this, we offer free Community Editions of some of our products, free trials of our Enterprise Edition of Couchbase Server and Couchbase Cloud products and a web browser-based demonstration version of Couchbase Server to further accelerate application developer adoption. We believe these offerings lead to future purchases of the Enterprise Edition. While our Community Edition includes the core functionality of Couchbase Server, it is not suited for mission-critical deployments, as it offers only limited functionality around the scaled performance and security that enterprises require and no direct customer support from Couchbase.

We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. Our PartnerEngage program, which serves as our umbrella partner program, is tailored to enable our partners to deliver an excellent experience for customers while achieving profitable growth. For our customers, PartnerEngage provides more options and enhanced availability to reach Couchbase. A significant portion of our revenue in fiscal 2021 and the six months ended July 31, 2021 was attributable to our partner ecosystem.

We employ a land-and-expand model centered around our platform offerings, which have a rapid time to production and time to value for our customers, and our sales and customer success organizations, which proactively guide customers to realize strategic and transformative use cases and drive greater adoption of our platform and services. Our marketing organization is focused on building our brand reputation and awareness, which drive customer interest and demand for our platform. As part of these efforts, we host Couchbase Connect.ONLINE, a technical conference for application developers and enterprise architects, which showcases compelling customer testimonials and various use cases of our platform. Our Couchbase Connect offering also provides application developers with helpful resources to help them learn more about our platform, including access to over one hundred and fifty on-demand instructional webinars. We also offer Couchbase Playground, allowing application developers to access Couchbase’s API and Couchbase Academy, which includes role-specific training courses.

We have also been successful in retaining our customers and increasing their spend with us over time. Our dollar-based net retention rate was over 115% for each of the past six quarters. See the section titled “—Factors Affecting Our Performance” for more information about how we calculate dollar-based net retention rate.

Factors Affecting Our Performance

Continuing to Acquire New Customers

We grow our subscription revenue by acquiring new customers. The size of our customer base may vary from period to period for several reasons, including the length of our sales cycle, the effectiveness of our sales and marketing efforts, enterprise application development cycles and the corresponding adoption rates of modern applications that require database solutions like ours. Additionally, our revenue has and will vary as new customers purchase our products due to the fact that we recognize a portion of such subscription revenue upfront. As digital transformation continues to accelerate, we believe that Couchbase Cloud, our fully-managed DBaaS offering, will become increasingly popular as a result of its compelling pricing model, ease of operation, lower TCO, time to market and flexibility. We will continue to offer Couchbase Cloud and provide flexible, highly available and differentiated economical options to capture new customers.

Continuing to Expand Within Existing Customers

A significant part of our growth has been, and we expect will continue to be, driven by expansion within our existing customer base. Growth of our revenue from our existing customers results from increases in the scale of their deployment for existing use cases, or when customers utilize our platform to address new use cases. In addition, our professional services organization helps customers deploy new use cases and optimize their existing implementations. Our revenue from our subscription offerings varies depending on the scale and performance requirements of our customers’ deployments. We are focusing on growing our subscription revenue, particularly from enterprises, while delivering professional services and training to support this growth. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate of over 115% in each of the past six quarters.

Our dollar-based net retention rate for any period equals the simple arithmetic average of our quarterly dollar-based net retention rate for the four quarters ending with the most recent fiscal quarter. To calculate our dollar-based net retention rate for a given quarter, we start with the ARR, or Base ARR, attributable to our customers, or Base Customers, as of the end of the same quarter of the prior fiscal year. We then determine the ARR attributable to the Base Customers as of the end of the most recent quarter and divide that amount by the Base ARR.

Continuing to Invest in Growth

We expect to continue to invest in our offerings, personnel, geographic presence and infrastructure in order to drive future growth, as well as to pursue adjacent opportunities. We expend research and development resources to drive innovation in our proprietary software to constantly improve the functionality and performance of our platform and to increase the deployment models available to our customers. We anticipate continuing to increase our headcount to ensure that our product development organization drives improvements in our product offerings, our sales and marketing organization can maximize opportunities for growing our business and revenue and our general and administrative organization efficiently supports the growth of our business as well as our effective operation as a public company.

Key Business Metrics

Annual Recurring Revenue

We define ARR as of a given date as the annualized recurring revenue that we would contractually receive from our customers in the month ending 12 months following such date. Based on historical experience with customers, we assume all contracts will be automatically renewed at the same levels unless we receive notification of non-renewal and are no longer in negotiations prior to the measurement date. ARR excludes revenue from on-demand arrangements. Although we seek to increase ARR as part of our strategy of targeting large enterprise customers, this metric may fluctuate from period to period based on our ability to acquire new customers and expand within our existing customers. We believe that our ARR is an important indicator of the growth and performance of our business.

	As of July 31,
	2021	2020
	(in millions)
ARR	$115.2	$96.2

Customers

We calculate our total number of customers at the end of each period. We include in this calculation each customer account that has an active subscription contract with us or with which we are negotiating a renewal contract at the end of a given period. Each party with which we enter into a subscription contract is considered a unique customer and, in some cases, a single organization may be counted as more than one customer. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs and other market activity. We believe that our number of customers is an important indicator of the growth of our business and future revenue trends.

	As of July 31,
	2021	2020
Customers	558	522

Non-GAAP Financial Measures

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define non-GAAP gross profit and non-GAAP gross margin as gross profit and gross margin, respectively, excluding stock-based compensation expense recorded to cost of revenue. We use non-GAAP gross profit and non-GAAP gross margin in conjunction with GAAP financial measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(dollars in thousands)
Total revenue	$29,699	$25,160	$57,654	$48,205
Gross profit	$26,174	$22,477	$50,737	$42,845
Add: Stock-based compensation expense	54	36	103	61
Non-GAAP gross profit	$26,228	$22,513	$50,840	$42,906
Gross margin	88.1%	89.3%	88.0%	88.9%
Non-GAAP gross margin	88.3%	89.5%	88.2%	89.0%

Non-GAAP Operating Loss and Non-GAAP Operating Margin

We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation expense and litigation-related expenses. We use non-GAAP operating loss and non-GAAP operating margin in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(dollars in thousands)
Total revenue	$29,699	$25,160	$57,654	$48,205
Loss from operations	$(13,990)	$(6,703)	$(28,099)	$(15,997)
Add: Stock-based compensation expense	1,981	1,366	3,810	2,207
Add: Litigation-related expenses	—	138	—	213
Non-GAAP operating loss	$(12,009)	$(5,199)	$(24,289)	$(13,577)
Operating margin	(47)%	(27)%	(49)%	(33)%
Non-GAAP operating margin	(40)%	(21)%	(42)%	(28)%

Non-GAAP Net Loss and Non-GAAP Net Loss Per Share

We define non-GAAP net loss attributable to common stockholders as net loss attributable to common stockholders excluding stock-based compensation expense and litigation-related expenses. We use non-GAAP net loss attributable to common stockholders and non-GAAP net loss per share attributable to common stockholders in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(dollars in thousands)
Net loss attributable to common stockholders	$(15,908)	$(9,988)	$(31,986)	$(21,338)
Add: Stock-based compensation expense	1,981	1,366	3,810	2,207
Add: Litigation-related expenses	—	138	—	213
Non-GAAP net loss attributable to common stockholders	$(13,927)	$(8,484)	$(28,176)	$(18,918)
GAAP net loss per share attributable to common stockholders	$(1.76)	$(1.76)	$(4.16)	$(3.77)
Non-GAAP net loss per share attributable to common stockholders	$(1.54)	$(1.50)	$(3.66)	$(3.34)
Weighted average shares outstanding, basic and diluted	9,045	5,662	7,696	5,660

Free Cash Flow

We define free cash flow as cash used in operating activities less purchases of property and equipment, which includes capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. For the three months ended July 31, 2021 and 2020, our free cash flow included cash paid for interest on our long-term debt of $0.2 million and $1.1 million, respectively. For the six months ended July 31, 2021 and 2020, our free cash flow included cash paid for interest on our long-term debt of $0.5 million and $2.5 million, respectively.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Net cash used in operating activities	$(15,986)	$(13,318)	$(19,175)	$(19,466)
Less: Purchases of property and equipment	(20)	(785)	(250)	(2,626)
Free cash flow	$(16,006)	$(14,103)	$(19,425)	$(22,092)
Net cash provided by (used in) investing activities	$1,668	$(785)	$4,902	$(2,626)
Net cash provided by financing activities	$216,339	$72,597	$216,347	$79,085

Impact of COVID-19

The ongoing COVID-19 pandemic and efforts to mitigate its impact have significantly curtailed the movement of people, goods and services worldwide, including in the geographic areas in which we conduct our business operations and from which we generate our revenue. It has also caused societal and economic disruption and financial market volatility, resulting in business shutdowns and reduced business activity. We believe that the COVID-19 pandemic has had a negative impact on our business and results of operations, primarily as a result of:

•

delaying or pausing digital transformation and expansion projects and negatively impacting IT spending, which has caused potential customers to delay or forgo purchases of subscriptions for our platform and services, and which has caused some existing customers to request concessions including extended payment terms or better pricing, fail to renew subscriptions, reduce their usage or fail to expand their usage of our platform;

•	restricting our sales operations and marketing efforts, reducing the effectiveness of such efforts in some cases and delaying or lengthening our sales cycles;
•	delaying collections or resulting in an inability to collect accounts receivable, including as a result of customer bankruptcies; and
•	delaying the delivery of professional services and training to our customers.

Many of our customers in industries and segments that the COVID-19 pandemic has negatively affected, such as consumer-facing travel and hospitality, in-store retail and in-person entertainment, or COVID-19 impacted customers, have reduced, or failed to expand their usage of our platform. Further, our ability to add new customers, particularly COVID-19 impacted customers, was negatively impacted by the economic environment of the COVID-19 pandemic. As a large portion of our renewals and new customer contracts are entered into in the fourth quarter of our fiscal year, the negative impacts of the COVID-19 pandemic on our business and results of operations, in particular with respect to our COVID-19 impacted customers, are reflected in the fourth quarter of fiscal 2021 and future periods. We estimate that ARR from these COVID-19 impacted customers declined from $14.1 million as of April 30, 2020 to $13.6 million as of April 30, 2021, or (3%), while ARR from all of our other customers increased from $75.7 million as of April 30, 2020 to $95.9 million as of April 30, 2021, or 27%. In contrast, we estimate that ARR from our customers in the same industries and segments as our COVID-19 impacted customers increased from $10.1 million as of January 31, 2019 to $14.1 million as of January 31, 2020, or 39%, and ARR from all of our other customers increased from $56.9 million as of January 31, 2019 to $74.0 million as of January 31, 2020, or 30%.

The COVID-19 pandemic may cause us to continue to experience the foregoing challenges in our business in the future and could have other effects on our business, including disrupting our ability to develop new offerings and enhance existing offerings, market and sell our products and services and conduct business activities generally.

In contrast, in the longer term we may also see some positive impacts on our business as a result of the COVID-19 pandemic. We believe the COVID-19 pandemic has accelerated the trend of enterprises seeking to modernize and re-architect their mission-critical applications and the building of new applications to allow them to function in the cloud. The constraining of IT budgets could also further accelerate the adoption and expansion of our platform, as it can effectively support mission-critical applications while providing significant TCO benefits.

The COVID-19 pandemic has also driven some temporary cost savings to our business. We have experienced slower growth in certain operating expenses due to reduced business-related travel, deferred hiring for some positions and the virtualization or cancellation of customer and employee events. We have also paused expanding some existing facilities, as well as expanding into new facilities.

Following the challenges that we experienced due in large part to the COVID-19 pandemic, we have seen continued growth in our business. More broadly, we believe this growth may accelerate as businesses begin to reopen and existing and prospective COVID-19 impacted customers recover, as our investments in our cloud offering begin to gain traction and as our sales and marketing organization is able to operate at full capacity. The impact of the COVID-19 pandemic on our industry continues to evolve, and the full impact on our financial condition and results of operations remains uncertain, including as a result of outbreaks and variants. See the section titled “Risk Factors—Risks Related to Our Industry and Business—The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations” for more information regarding risks related to the COVID-19 pandemic.

Components of Results of Operations

Revenue

We derive revenue from sales of subscriptions and services. Our subscription revenue is primarily derived from term-based software licenses to our platform sold in conjunction with post-contract support, or PCS. PCS bundled with software licenses includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. The software license and PCS revenue is presented as “License” and “Support and other,”

respectively, in our condensed consolidated statements of operations. License revenue is recognized upon transfer when our customer has received access to our software. PCS revenue, or “Support,” is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to our customer. The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances. “Other” revenue was not material for the periods presented. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. Services revenue is recognized over time based on input measures for professional services and upon delivery for training.

We expect our revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the proportion of term license contracts that commence within the period, the rate of customer renewals and expansions and timing and delivery of professional services and training.

Cost of Revenue

Cost of subscription revenue primarily consists of personnel-related costs associated with our customer support organization, including salaries, bonuses, benefits and stock-based compensation, expenses associated with software and subscription services dedicated for use by our customer support organization, third-party cloud infrastructure expenses, amortization of costs associated with capitalized internal-use software related to Couchbase Cloud and allocated overhead. There is no cost of revenue associated with our license revenue. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases and as we continue to amortize capitalized internal-use software costs related to Couchbase Cloud. Cost of services revenue primarily consists of personnel-related costs associated with our professional services and training organization, including salaries, bonuses, benefits and stock-based compensation, costs of contracted third-party partners for professional services, expenses associated with software and subscription services dedicated for use by our professional services and training organization, travel-related expenses and allocated overhead. We expect our cost of services revenue to increase in absolute dollars as our services revenue increases.

Gross Profit and Gross Margin

Our gross profit and gross margin have been and will continue to be affected by various factors, including the average sales price of our subscriptions and services, the mix of subscriptions and services we sell and the associated revenue, the mix of geographies into which we sell and transaction volume growth. We expect our gross profit and gross margin to fluctuate in the near term depending on the interplay of these factors, and for gross margin to decline modestly in the long term as we introduce additional platform capabilities and product offerings and continue to expand our client base outside of the United States.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel-related costs are the most significant component of operating expenses and consist of salaries, bonuses, benefits, sales commissions and stock-based compensation expenses.

Research and Development

Research and development expenses consist primarily of personnel-related costs, expenses associated with software and subscription services dedicated for use by our research and development organization, depreciation and amortization of property and equipment and allocated overhead. We expect that our research and development expenses will increase in absolute dollars as we continue to invest in the features and functionalities of our platform. We expect research and development expenses to fluctuate as a percentage of revenue in the near term, but to decrease as a percentage of revenue over the long term as we achieve greater scale in our business.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs, expenses associated with software and subscription services dedicated for use by our sales and marketing organization, costs of general marketing and promotional activities, amortization of deferred commissions, fees for professional services related to sales and marketing, travel-related expenses and allocated overhead. We expect that our sales and marketing expenses will increase in absolute dollars as we continue to expand our sales and marketing efforts to attract new customers and deepen our engagement with existing customers. We expect sales and marketing expenses to fluctuate as a percentage of revenue in the near term as we continue to invest in growing the reach of our platform through our sales and marketing efforts, but to decrease as a percentage of revenue over the long term as we achieve greater scale in our business.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs associated with our finance, legal, human resources and other administrative personnel. In addition, general and administrative expenses include non-personnel costs, such as fees for professional services such as external legal, accounting and other professional services, expenses associated with software and subscription services dedicated for use by our general and administrative organization, certain taxes other than income taxes and allocated overhead. We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations and increased expenses for insurance, investor relations and professional services. We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in the growth of our business and begin to operate as a publicly-traded company. We expect general and administrative expenses to fluctuate as a percentage of revenue in the near term, but to decrease as a percentage of revenue over the long term as we achieve greater scale in our business.

Interest Expense

Interest expense consists primarily of interest, prepayment penalties and end-of-term charges for our term loan and interest charges for our Credit Facility.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency gains and losses related to the impact of transactions denominated in a foreign currency and gain on a legal settlement.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We recorded a full valuation allowance against our U.S. deferred tax assets as we have determined that it is not more likely than not that the deferred tax assets will be realized. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions and availability of NOLs and tax credits. Our effective tax rate could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
License	$4,416	$3,010	$8,694	$5,540
Support and other	23,613	20,627	45,800	39,269
Total subscription revenue	28,029	23,637	54,494	44,809
Services	1,670	1,523	3,160	3,396
Total revenue	29,699	25,160	57,654	48,205
Cost of revenue:
Subscription(1)	2,072	1,276	4,124	2,273
Services(1)	1,453	1,407	2,793	3,087
Total cost of revenue	3,525	2,683	6,917	5,360
Gross profit	26,174	22,477	50,737	42,845
Operating expenses:
Research and development(1)	12,623	9,237	25,164	18,279
Sales and marketing(1)	22,263	16,475	42,897	33,702
General and administrative(1)	5,278	3,468	10,775	6,861
Total operating expenses	40,164	29,180	78,836	58,842
Loss from operations	(13,990)	(6,703)	(28,099)	(15,997)
Interest expense	(252)	(2,495)	(497)	(4,016)
Other income (expense), net	(77)	614	7	307
Loss before income taxes	(14,319)	(8,584)	(28,589)	(19,706)
Provision for income taxes	151	254	480	482
Net loss	$(14,470)	$(8,838)	$(29,069)	$(20,188)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of revenue—subscription	$30	$19	$57	$34
Cost of revenue—services	24	17	46	27
Research and development	569	394	1,139	640
Sales and marketing	688	412	1,229	676
General and administrative	670	524	1,339	830
Total stock-based compensation expense	$1,981	$1,366	$3,810	$2,207

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
License	15%	12%	15%	11%
Support and other	80	82	79	81
Total subscription revenue	94	94	95	93
Services	6	6	5	7
Total revenue	100	100	100	100
Cost of revenue:
Subscription	7	5	7	5
Services	5	6	5	6
Total cost of revenue	12	11	12	11
Gross profit	88	89	88	89
Operating expenses:
Research and development	43	37	44	38
Sales and marketing	75	65	74	70
General and administrative	18	14	19	14
Total operating expenses	135	116	137	122
Loss from operations	(47)	(27)	(49)	(33)
Interest expense	(1)	(10)	(1)	(8)
Other income (expense), net	*	2	*	1
Loss before income taxes	(48)	(34)	(50)	(41)
Provision for income taxes	1	1	1	1
Net loss	(49)%	(35)%	(50)%	(42)%

*   Represents less than 1%

Note: Certain figures may not sum due to rounding.

Comparison of Three and Six Months Ended July 31, 2021 and 2020

Revenue

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue
License	$4,416	$3,010	$1,406	47%	$8,694	$5,540	$3,154	57%
Support and other	23,613	20,627	2,986	14%	45,800	39,269	6,531	17%
Total subscription revenue	28,029	23,637	4,392	19%	54,494	44,809	9,685	22%
Services	1,670	1,523	147	10%	3,160	3,396	(236)	(7)%
Total revenue	$29,699	$25,160	$4,539	18%	$57,654	$48,205	$9,449	20%

Subscription revenue increased by $4.4 million, or 19%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in subscription revenue was due to an increase in revenue from existing customers and new customers, as we increased our customer base from 522 customers as of July 31, 2020, to 558 customers as of July 31, 2021. Approximately 97% of the increase in revenue was attributable to growth from existing customers, and the remaining increase was attributable to new customers.

Subscription revenue increased by $9.7 million, or 22%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. Approximately 90% of the increase in revenue was attributable to growth from existing customers, and the remaining increase was attributable to new customers.

Services revenue increased by $0.1 million, or 10%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in services revenue was primarily due to an increase in the number of professional services hours performed.

Services revenue decreased by $0.2 million, or 7%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The decrease in services revenue was primarily due to a decrease in the number of professional services hours performed due in part to the COVID-19 pandemic.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
		(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	$2,072	$1,276	$796	62%	$4,124	$2,273	$1,851	81%
Services	1,453	1,407	46	3%	2,793	3,087	(294)	(10)%
Total cost of revenue	$3,525	$2,683	$842	31%	$6,917	$5,360	$1,557	29%
Gross profit	$26,174	$22,477			$50,737	$42,845
Gross margin	88.1%	89.3%			88.0%	88.9%
Headcount (at period end)	59	44			59	44

Cost of subscription revenue increased by $0.8 million, or 62%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in cost of subscription revenue was primarily due to an increase of $0.4 million related to the amortization of costs associated with capitalized internal-use software related to Couchbase Cloud and an increase of $0.4 million in personnel-related costs associated with increased headcount.

Cost of subscription revenue increased by $1.9 million, or 81%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in cost of subscription revenue was primarily due to an increase of $1.0 million related to the amortization of costs associated with capitalized internal-use software related to Couchbase Cloud and an increase of $0.8 million in personnel-related costs associated with increased headcount.

Cost of services revenue increased by less than $0.1 million, or 3%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in cost of services revenue was primarily due to an increase of $0.1 million in personnel-related costs associated with increased headcount, partially offset by a decrease of $0.1 million related to a reduction in contracted third-party professional services.

Cost of services revenue decreased by $0.3 million, or 10%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The decrease in cost of services revenue was primarily due to a decrease of $0.3 million related to a reduction in contracted third-party professional services and a decrease of $0.2 million in travel-related costs due to COVID-19 restrictions. These decreases were partially offset by an increase of $0.1 million in personnel-related costs associated with increased headcount and an increase of $0.1 million related to software and subscription services dedicated for use by our professional services and training organization.

Gross margin decreased during the three and six months ended July 31, 2021, compared to the three and six months ended July 31, 2020, primarily due to the amortization of capitalized internal-use software related to Couchbase Cloud which began in the second half of fiscal 2021, partially offset by the mix of subscriptions and services we sell and the associated revenue.

Research and Development

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
		(dollars in thousands)				(dollars in thousands)
Research and development	$12,623	$9,237	$3,386	37%	$25,164	$18,279	$6,885	38%
Percentage of revenue	43%	37%			44%	38%
Headcount (at period end)	241	177			241	177

Research and development increased by $3.4 million, or 37%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in research and development expenses was primarily due to an increase of $3.1 million in personnel-related costs associated with increased headcount.

Research and development increased by $6.9 million, or 38%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in research and development expenses was primarily due to an increase of $6.4 million in personnel-related costs associated with increased headcount.

Sales and Marketing

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
		(dollars in thousands)				(dollars in thousands)
Sales and Marketing	$22,263	$16,475	$5,788	35%	$42,897	$33,702	$9,195	27%
Percentage of revenue	75%	65%			74%	70%
Headcount (at period end)	278	218			278	218

Sales and marketing increased by $5.8 million, or 35%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in sales and marketing expenses was primarily due to an increase of $4.8 million in personnel-related costs associated with increased headcount and an increase of $0.3 million in sales and marketing program expenses primarily associated with costs of general marketing and promotional activities as we continue to expand our sales and marketing efforts to attract new customers and deepen our engagement with existing customers.

Sales and marketing increased by $9.2 million, or 27%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in sales and marketing expenses was primarily due to an increase of $8.6 million in personnel-related costs associated with increased headcount and an increase of $0.9 million in sales and marketing program expenses primarily associated with costs of general marketing and promotional activities as we continue to expand our sales and marketing efforts to attract new customers and deepen our engagement with existing customers. This was partially offset by a decrease of $1.0 million in travel-related costs due to COVID-19 restrictions.

General and Administrative

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
		(dollars in thousands)				(dollars in thousands)
General and administrative	$5,278	$3,468	$1,810	52%	$10,775	$6,861	$3,914	57%
Percentage of revenue	18%	14%			19%	14%
Headcount (at period end)	55	43			55	43

General and administrative increased by $1.8 million, or 52%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in general and administrative expenses was primarily due to an increase of $1.0 million in personnel-related costs associated with increased headcount and an increase of $0.6 million in additional professional fees and other corporate expenses associated with being a publicly traded company.

General and administrative increased by $3.9 million, or 57%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in general and administrative expenses was primarily due to an increase of $2.2 million in personnel-related costs associated with increased headcount and an increase of $1.4 million in additional professional fees and other corporate expenses associated with being a publicly traded company.

Interest Expense

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
		(dollars in thousands)				(dollars in thousands)
Interest expense	$(252)	$(2,495)	$2,243	(90)%	$(497)	$(4,016)	$3,519	(88)%

Interest expense decreased by $2.2 million, or 90%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The decrease in interest expense was primarily due to the termination of our term loan in January 2021, which was replaced by our Credit Facility that bears interest at a lower rate and has a lower loan balance than our term loan.

Interest expense decreased by $3.5 million, or 88%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The decrease in interest expense was primarily due to the termination of our term loan in January 2021, which was replaced by our Credit Facility that bears interest at a lower rate and has a lower loan balance than our term loan.

Other Income (Expense), Net

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
		(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(77)	$614	$(691)	(113)%	$7	$307	$(300)	(98)%

Other income (expense), net decreased by $0.7 million, or 113%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in other income (expense), net was primarily due to an increase in net foreign currency transaction losses of $0.7 million during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020.

Other income (expense), net decreased by $0.3 million, or 98%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in other income (expense), net was primarily due to an increase in net foreign currency transaction losses of $0.3 million during the six months ended July 31, 2021, as compared to the six months ended July 31, 2020.

Provision for Income Taxes

	Three Months Ended July 31,				Six Months Ended July 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
		(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(14,319)	$(8,584)	$(5,735)	67%	$(28,589)	$(19,706)	$(8,883)	45%
Provision for income taxes	151	254	$(103)	(41)%	480	482	$(2)	(0)%
Effective tax rate	(1.1)%	(3.0)%			(1.7)%	(2.4)%

Provision for income taxes decreased by $0.1 million, or 41%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The decrease in provision for income taxes was primarily due to a decrease in pre-tax income in our international jurisdictions.

Provision for income taxes remained relatively flat, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020.

Liquidity and Capital Resources

We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and as of July 31, 2021, we completed our IPO with net proceeds totaling $214.9 million. As of July 31, 2021, we had borrowed $25.0 million under our Credit Facility, which we repaid subsequent to July 31, 2021. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2020 and 2021 and the six months ended July 31, 2021. As of July 31, 2021, we had an accumulated deficit of $312.8 million.

As of July 31, 2021, we had $253.6 million in cash, cash equivalents and short-term investments. We believe our existing cash, cash equivalents and short-term investments, availability under the Credit Facility, which is described in Note 7 of our notes to condensed consolidated financial statements, and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and capital expenditures for at least the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future capital requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.

We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our competitive position could weaken, and our business, financial condition and results of operations could be adversely affected.

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2021, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $118.9 million. We expect to recognize revenue of $74.1 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,175)	$(19,466)
Investing activities	$4,902	$(2,626)
Financing activities	$216,347	$79,085

Operating Activities

Cash used in operating activities for the six months ended July 31, 2021, of $19.2 million primarily consisted of our net loss of $29.1 million, adjusted for non-cash charges of $11.6 million and net cash outflows of $1.7 million from changes in our operating assets and liabilities. Changes in operating assets and liabilities primarily reflected a $15.8 million decrease in accounts receivable related to timing of billings and collections and a $7.3 million decrease in deferred revenue due to timing of billings. Additionally, there was an increase of $7.1 million in deferred commission related to increased sales during the period and an increase of $5.8 million in prepaid expenses offset by an increase in account payable of $4.6 million and a decrease of $1.7 million in other accrued liabilities.

Cash used in operating activities for the six months ended July 31, 2020, of $19.5 million primarily consisted of our net loss of $20.2 million, adjusted for non-cash charges of $7.9 million and net cash outflows of $7.2 million from changes in our operating assets and liabilities. Changes in operating assets and liabilities primarily reflected a $13.0 million decrease in accounts receivable related to timing of billings and collections and a $13.5 million decrease in deferred revenue due to timing of billings. Additionally, there was a $1.2 million decrease in accrued compensation and benefits related to timing of accruals paid and a $4.8 million increase in deferred commissions related to increased sales during the period.

Investing Activities

Cash provided by investing activities for the six months ended July 31, 2021, of $4.9 million consisted of maturities of short-term investments net of purchases of $5.2 million offset by purchases of property and equipment of $0.3 million.

Cash used in investing activities for the six months ended July 31, 2020, of $2.6 million consisted of cash paid for purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the six months ended July 31, 2021, of $216.3 million primarily consisted of proceeds from the completion of our IPO of $214.9 million, net of underwriters’ discounts and commissions, and proceeds from stock option exercises of $4.3 million offset by the payment of deferred offering costs of $2.8 million.

Cash provided by financing activities for the six months ended July 31, 2020, of $79.1 million consisted of net proceeds from the issuance of Series G redeemable convertible preferred stock of $104.3 million, net proceeds from borrowings of $6.4 million and proceeds from stock option exercises of $0.1 million. This was offset by net payments on borrowings of $31.8 million.

Contractual Obligations and Commitments

We negotiated a noncancelable arrangement with a cloud hosting service provider in July 2021. Under the arrangement, we committed to spend an aggregate of at least $10.0 million between August 2021 and August 2024, with a minimum amount of approximately $3.0 million in each of the first two years and $4.0 million in the third year on services with this vendor. Except for the cloud hosting arrangement, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the six months ended July 31, 2021, from the commitments and contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Final Prospectus.

Indemnification Agreements

We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claims brought by any third party against such indemnified party with respect to licensed technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in the future that have not yet been made. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnification arrangements have been recorded as of July 31, 2021.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no significant changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. The JOBS Act provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an “emerging growth company” to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, commercial paper and corporate debt securities. As of July 31, 2021, we had cash and cash equivalents of $239.2 million and short-term investments of $14.3 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

As further discussed in Note 7 to our condensed consolidated financial statements, in January 2021, we borrowed $25.0 million under the Credit Facility. The Credit Facility bears interest at a floating rate. A hypothetical 10% relative change in interest rates would not have had a material impact on our results of operations and cash flows.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is the U.S. Dollar. Accordingly, each foreign subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Revenue and expense items are remeasured at the exchange rates in effect on the day the transaction occurred, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Remeasurement adjustments are recognized in other income (expense), net in our condensed consolidated statement of operations.

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains (losses) related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, revenue or expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

As of July 31, 2021, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our results of operations and cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material and adverse effect on our business, financial condition or results of operations. Future litigation may be necessary to defend ourselves, our partners and our customers, to determine the scope, enforceability and validity of third-party intellectual property and proprietary rights or to establish our intellectual property and proprietary rights. The results of any current or future litigation cannot be predicted with certainty and there can be no assurances that favorable outcomes will be obtained, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management attention and resources and other factors.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. The last day of our fiscal year is January 31. Our fiscal years ended January 31, 2020 and 2021 are referred to herein as fiscal 2020 and fiscal 2021, respectively.

Risks Related to Our Industry and Business

We have a history of net losses and may not achieve or maintain profitability in the future.

We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $29.3 million, $40.0 million, $20.2 million and $29.1 million for fiscal 2020 and 2021 and the six months ended July 31, 2020 and 2021, respectively. As of July 31, 2021, we had an accumulated deficit of $312.8 million. We expect our costs to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our sales and marketing and expand our operations and infrastructure, both domestically and internationally. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.

We may not continue to grow on pace with historical rates.

Our historical revenue growth should not be considered indicative of our future performance. Our revenue was $82.5 million, $103.3 million, $48.2 million and $57.7 million for fiscal 2020 and 2021 and the six months ended July 31, 2020 and 2021, respectively. However, you should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term. Our revenue growth rate may also decline in future periods for a number of reasons, including slowing adoption of or demand for our products and services, increasing competition, a decrease in the growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others. In addition, our revenue growth rate may experience increased volatility due to global societal and economic disruption, including the COVID-19 pandemic. If our revenue growth rate declines, investors’ perceptions of our business and the market price of our common stock could be adversely affected.

If we fail to manage our growth effectively, our brand, business, financial condition and results of operations could be adversely affected.

We have experienced strong growth in our employee headcount, our geographic reach and our operations, and we expect to continue to experience growth in the future. Our employee headcount grew from 437 as of January 31, 2020 to 633 as of July 31, 2021. Employee growth has occurred both at our headquarters and in a number of locations across the United States and internationally. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain customer satisfaction. In addition, we have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in evolving industries, including market acceptance of our products and services, intense competition and our ability to manage our costs and operating expenses. Further, as our customers adopt our products and services for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology, or IT, and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. In addition, we operate globally, sold subscriptions in more than 50 countries as of July 31, 2021 and have established subsidiaries in the United Kingdom, India, France, Germany, Israel, Japan and the United Arab Emirates. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. If we do not manage the growth of our business and operations effectively, the quality of our products and services and the efficiency of our operations could suffer. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, any of which could adversely affect our brand, business, financial condition and results of operations.

We face intense competition and if we are unable to compete effectively, our business, financial condition and results of operations would be adversely affected.

The database software market in which we operate is competitive and characterized by rapid changes in technology, customer requirements and industry standards and frequent introductions of new products and services. Many established businesses aggressively compete against us and have offerings with functionalities similar to those of our products and services. These competing offerings may also be complementary with ours and customers often deploy our platform alongside a competitor’s product.

We primarily compete with established legacy database providers, such as Oracle, IBM and Microsoft, providers of NoSQL database offerings, such as MongoDB, and cloud infrastructure providers with database functionalities, such as Amazon, Microsoft and Google. In the future, other large software and internet companies with substantial resources, customers and brand power may also seek to enter our market.

Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as:

•	greater name recognition and brand awareness, longer operating histories and larger customer bases and application developer communities;

•	larger sales and marketing budgets and resources;

•	broader distribution and established relationships with partners and customers;

•	greater professional services and customer support resources;

•	greater resources to make acquisitions and enter into strategic partnerships;

•	lower labor and research and development costs;

•	larger and more mature intellectual property rights portfolios; and

•	substantially greater financial, technical and other resources.

If we fail to compete effectively with respect to any of these competitive advantages, we may fail to attract new customers or lose or fail to renew existing customers, which would adversely affect our business, financial condition and results of operations.

We expect competition to increase as other established and emerging companies enter our market, as customer requirements evolve and as new offerings and technologies are introduced. New start-up companies that innovate and competitors that are making significant investments in research and development or that are in adjacent markets may introduce similar or superior offerings and technologies that compete with our offerings. Potential customers may also believe that substitute technologies which have similar functionality or features as our products are sufficient, or they may believe that ancillary solutions that address narrower segments overall are nonetheless adequate for their needs. Our competitors could also introduce new offerings with competitive pricing and performance characteristics or undertake more aggressive marketing campaigns than ours. Further, we have historically elected to make core portions of our source code available on an open source basis to facilitate adoption, as well as collaboration and participation, from our application developer communities. However, we may not be successful in this strategy, and our recent move toward source-available licensing, as well as the continued availability of our source code, may enable others to compete more effectively against us. Such competitive pressures may adversely affect our financial performance. Further, the market in which we compete has attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to compete more effectively against us. In addition, conditions in our market could change rapidly and significantly as a result of technological advancements and changing customer preferences and companies with greater financial resources and technical capabilities may be able to respond more quickly to changes that could render our products and services less attractive or obsolete. Additionally, some of our current or potential competitors have made or could make acquisitions of businesses or establish cooperative relationships, among themselves or with others, that may allow them to offer more directly competitive and comprehensive offerings than were previously offered and adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their offerings more quickly than we do. For all of these reasons, we may not be able to compete successfully against our current or potential competitors. If we are unable to anticipate or effectively react to competitive challenges, our competitive position would weaken, and our business, financial condition and results of operations would be adversely affected.

We may fail to cost-effectively acquire new customers or obtain renewals, upgrades or expansions from our existing customers, which would adversely affect our business, financial condition and results of operations.

Our continued growth depends, in part, on our ability to cost-effectively acquire new customers. Numerous factors, however, may impede our ability to add new customers, including our failure to attract, effectively train, retain and motivate sales and marketing personnel, our failure to develop or expand relationships with our partners, our failure to foster awareness of our platform including through an inability to leverage the Community Edition or free trials of our products and our failure to otherwise expand our relationships with enterprise architects, application developers and other key functions that support them, including operational and technical teams.

Our success also depends, in part, on our existing customers renewing their subscriptions upon the expiration of existing contract terms and our ability to expand our relationships with our existing customers, including broadening their use cases within our products and adopting additional Couchbase products and services. The non-cancelable term of our subscriptions typically ranges from one to three years but may be longer or shorter in limited circumstances. Our customers have no obligation to renew or upgrade their subscriptions, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms or capacity, or may decide to otherwise downgrade their subscriptions. For example, the impact of the COVID-19 pandemic on the current economic environment has caused, and may in the future cause, certain customers to request concessions including extended payment terms or better pricing, increased customer churn, a lengthening of our sales cycles with prospective customers, a delay of planned projects or expansions and reduced contract values with certain prospective and existing customers. Our customer retention or our customers’ use of our products and services may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products and services, our licensing models, the prices, features or perceived value of competing offerings, changes to our offerings or general economic conditions. Our business model entails significant investments in our technology, sales and marketing function and operations ahead of our planned growth. If these efforts fail and our customers do not renew, increase their subscriptions or increase their usage of our offerings, or if they renew their subscriptions on terms less favorable to us or fail to increase adoption of our products and services, our business, financial condition and results of operations would be adversely affected.

Additionally, our success depends, in part, on our determination of which product features to include in our Community Editions, which are the free versions of our products, versus Enterprise Editions, which are the paid versions of our products, including the timing of when to incorporate Enterprise Edition features into our Community Edition. Any failure on our part to determine the correct balance and timing may adversely affect our business. Existing or potential customers may determine that the functionality of our Community Edition is sufficient for their needs and as a result may not convert from the use of our Community Edition or free trials to a paid product or downgrade from our paid Enterprise Edition to our Community Edition. Further, customers of our Enterprise Edition may violate our license terms by using our product in production without paying for a subscription and we may not always be able to determine when this occurs or enforce our license terms.

In addition, our ability to increase our customer base, in particular, in new industry verticals that we are still growing our presence in, and our ability to achieve broader market acceptance of our products and services in such industries, will depend on our ability to effectively organize, focus and train our sales and marketing personnel, develop efficient pricing and product strategies and educate the enterprise architects and application developers in such industries about the benefits and features of our products and services. Adapting our products and services and our marketing efforts to target specific industries will require significant resources. If the costs of these sales and marketing efforts and investments do not result in corresponding increases in revenue, our business, financial condition and results of operations may be adversely affected.

The market for our products and services is relatively new and evolving, and our future success depends on the growth and expansion of this market.

The market for our products and services is relatively new and evolving, and it is uncertain whether this market will continue to grow, and even if it does grow, how rapidly it will grow, or whether our products and services will be more widely adopted. For example, many enterprises have invested substantial resources into legacy database solutions and may be reluctant or unwilling to migrate to or invest in alternative solutions. Accordingly, any predictions or forecasts about our future growth, revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. Our success will depend, in part, on market acceptance and the widespread adoption of our products and services as an alternative to other offerings and the selection of our products and services over competing offerings that may have similar functionality. Technologies related to database offerings are still evolving and we cannot predict market acceptance of our products and services or the development of other competing offerings based on entirely new technologies. For example, we currently derive and expect to continue to derive a substantial majority of our revenue and cash flows from subscriptions for, and services related to, the Enterprise Edition of our Couchbase platform, which includes Couchbase Server, our flagship product, and Couchbase Mobile, a full featured embedded NoSQL database for mobile and edge devices that can securely synchronize locally stored data with Couchbase Server and other devices. Demand for our platform is affected by a number of factors, many of which are beyond our control, including continued market acceptance by existing customers and potential customers, the ability to expand the product for different use cases, the timing of development and releases of new offerings by our competitors, technological change and the growth or contraction in the market in which we compete. It is possible that customer adoption of our new products, such as Couchbase Cloud, may replace a portion of customer spend on our existing products. If the market for database solutions, and for NoSQL database solutions in particular, does not continue to grow as expected, or if we are unable to continue to efficiently and effectively respond to the rapidly evolving trends and meet the demands of our customers, achieve more widespread market awareness and adoption of our products and services or otherwise manage the risks associated with the introduction of new products and services, our competitive position would weaken and our business, financial condition, results of operations and prospects would be adversely affected.

If we fail to innovate in response to changing customer needs, new technologies or other market requirements, our business, financial condition and results of operations could be harmed.

Our ability to attract new customers and expand our relationship with our existing customers depends, in part, on our ability to enhance and improve our products and services, introduce compelling new features and address additional use cases. To grow our business and remain competitive, we must continue to enhance our products and services and develop features that reflect the constantly evolving nature of technology and our customers’ needs. Our market is also subject to rapid technological change, evolving industry standards and changing regulations, as well as changing customer needs, requirements and preferences. The success of any new or enhanced product or service features depends on several factors, including our anticipation of market changes and market demand for the enhanced features, timely completion and delivery, adequate quality testing, integration of our products and services with existing technologies and applications and competitive pricing. For example, in June 2020, we announced the generally available release of a fully-managed DBaaS offering, Couchbase Cloud, and as a relatively new product offering, it is uncertain whether Couchbase Cloud will be widely adopted or how well it will be received by our existing and potential customers. If our investments in new products and services, including Couchbase Cloud, are not successful, our business, financial condition and results of operations would be adversely affected.

In addition, because our products and services are designed to operate with a variety of systems, applications, data and devices, we will need to continuously modify and enhance our products and services to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. The addition of features and solutions to our products and services will increase our research and development expenses. Further, the addition of new products, such as Couchbase Cloud, will increase our compliance and other expenses, including personnel and security and cloud infrastructure expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related research and development and other related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we are unable to successfully develop new product features, enhance our existing product features to meet customer requirements, gain market acceptance or otherwise manage the risks associated with the development of new products and features, our business, financial condition and results of operations would be adversely affected. If new technologies emerge that enable others to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete effectively.

Our professional services and training have grown as our subscription revenue has grown. We believe our investment in services facilitates the adoption of our products. As a result, our sales efforts have focused on helping our customers realize the value of our products rather than on the profitability of our services business. In the future, we intend to price our services based on the anticipated cost of those services with the aim of improving the gross profit percentage of our professional services business. If we are unable to manage the growth of our services business and improve our profit margin from these services, our results of operations, including our profit margins, will be harmed.

We have a limited operating history, which makes it difficult to predict our future results of operations.

We were formed in 2011 with the merger of Membase, Inc. and CouchOne, Inc. Since our formation, we have frequently expanded our product features and services and evolved our pricing methodologies. Our limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include our ability to:

•	accurately forecast our revenue and plan our expenses;

•	increase the number of new customers and retain and expand relationships with existing customers;

•	successfully introduce new products and services;

•	successfully compete with current and future competitors;

•	successfully expand our business in existing markets and enter new markets and geographies;

•	anticipate and respond to macroeconomic and technological changes and changes in the markets in which we operate;

•	maintain and enhance the value of our reputation and brand;

•	maintain and expand our relationships with partners;

•	maintain and expand our relationships with enterprise architects, application developers and other key functions that support them;

•	successfully execute on our sales and marketing strategies;

•	adapt to rapidly evolving trends in the ways consumers interact with technology;

•	hire, integrate and retain talented technology, sales, customer service and other personnel; and

•	effectively manage rapid growth in our personnel and operations.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, results of operations and prospects could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

Our future results of operations may fluctuate significantly, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our results of operations may fluctuate from period to period as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Some of the factors that may cause our results of operations to fluctuate from period to period include:

•	market acceptance and the level of demand for our products and services;

•	the quality and level of our execution of our business strategy and operating plan;

•	the effectiveness of our sales and marketing programs;

•	the length of our sales cycle, including the timing of renewals;

•	our ability to attract new customers, particularly large enterprises;

•	our ability to retain customers and expand their adoption of our products and services, particularly our largest customers;
•	our ability to successfully expand internationally and penetrate key markets;

•	our failure to maintain the level of service uptime and performance required by our customers with certain of our products;

•	technological changes and the timing and success of new or enhanced product features by us or our competitors or any other change in the competitive landscape of our market;

•	our product mix and the revenue recognition related to such products;

•	changes in the timing of renewals, average contract term or the timing of software revenue recognition, any of which may impact implied growth rates;

•	changes to our packaging and licensing models, which may impact the timing and amount of revenue recognized;

•	increases in and the timing of operating expenses that we may incur to grow our operations and to remain competitive;

•	pricing pressure as a result of competition or otherwise;

•	seasonal buying patterns;

•

delays in our sales cycles, decreases in sales to new customers and reductions in upselling and cross-selling to existing customers due to the impact on global business and IT spending as a result of the COVID-19 pandemic;

•	the implementation of cost-saving activities as a result of the COVID-19 pandemic;

•	the impact and costs, including those with respect to integration, related to the acquisition of businesses, talent, technologies or intellectual property rights;

•	our inability to enforce our licenses associated with our products;

•	our ability to successfully hire and retain employees and key members of our management team;

•	changes in the legislative or regulatory environment;

•	adverse litigation judgments, settlements or other litigation-related costs; and

•	general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability.

Any one or more of the factors above may result in significant fluctuations in our results of operations. We also intend to continue to invest significantly to grow our business in the near future. In addition, we generally experience seasonality based on when we enter into agreements with customers, and our quarterly results of operations generally fluctuate from quarter to quarter depending on customer buying habits. This seasonality is reflected to a lesser extent, and sometimes is not immediately apparent, in revenue, due to the fact that a substantial portion of our subscription revenue is recognized ratably over the term of the subscription, which typically ranges from one to three years. We expect that seasonality will continue to affect our results of operations in the future. The variability of our results of operations or other operating estimates could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline, and we could face costly lawsuits, including securities class action suits.

We recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, and as a result, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Subscription revenue accounts for a significant portion of our revenue, comprising 94%, 93%, 95% and 93% of total revenue for fiscal 2021 and 2020 and the six months ended July 31, 2021 and 2020, respectively.

Sales of new or renewal subscriptions may decline and fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products, the prices of our products, the prices of competitors’ products and reductions in our customers’ spending levels. If our sales of new or renewal subscription contracts decline, our total revenue and revenue growth rate may decline and our business will suffer.

Under most of our contracts, we recognize a portion of subscription revenue upon transfer of the software license to the customer and the larger remainder of the transaction price ratably over the term of the arrangement. See Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information. As we significantly rely on subscription revenue, a significant portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into in prior periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our results of operations for such period. Any such decline, however, would be reflected in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of and demand for our products and changes in our rate of renewals or customer churn may not be fully reflected in our results of operations until future periods. Our subscription-based products also make it difficult to rapidly increase our revenue through additional sales in any period, as a significant portion of such revenue from customers will be recognized over the term of the applicable agreement.

Further, we intend to increase our investment in research and development, sales and marketing, general and administrative functions and other areas to grow our business. These costs are generally expensed as incurred, as compared to our revenue, of which a significant portion is recognized ratably in future periods. We may recognize the costs associated with such increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our financial condition and results of operations.

We depend on our sales force, and we may fail to attract, retain, motivate or train our sales force, which could adversely affect our business, financial condition and results of operations.

We depend on our sales force to obtain new customers and to drive additional sales to existing customers by selling them new subscriptions and expanding the value of their existing subscriptions. We believe that there is significant competition for sales personnel, including sales representatives, sales managers and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in part, on our decision to hire and succeed in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. Our hiring, training and retention efforts have been, and may further be, hindered by the constraints placed on our business as a result of the COVID-19 pandemic, including measures that we take proactively and those that are imposed upon us by government authorities. New hires require significant training and may take significant time before they achieve full productivity, and our remote and online onboarding and training processes may be less effective and take longer. Further, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If we are unable to attract, retain, motivate and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner or our sales personnel are not successful in bringing potential customers into the pipeline, converting them into new customers or increasing sales to our existing customer base, our business, financial condition and results of operations would be adversely affected.

Our sales strategy to target larger enterprises involves risks that may not be present or that are present to a lesser extent with respect to smaller enterprises, such as long and unpredictable sales cycles and sales efforts that require considerable time and expense.

Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. For example, large customers may require considerable time to evaluate and test our products and services prior to making a purchase decision. They may also need to build and test the applications to be used with our products prior to a sale, which also lengthens and introduces additional uncertainty and risk to the sales process. A number of factors influence the length and variability of our sales cycles, including the need to educate potential customers about the uses and benefits of our products and services, the discretionary nature of purchasing and budget cycles and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycles, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Large customer sales have, in some cases, occurred in periods subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a period could affect our cash flows and results of operations for that fiscal period and for future periods.

Moreover, large customers often begin to deploy our products on a limited basis but nevertheless negotiate pricing discounts, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage risks associated with sales cycles and sales to large customers, our business, financial condition and results of operations could be adversely affected.

If we are not able to maintain and enhance our brand, especially among enterprise architects, application developers and other key functions that support them, our business and results of operations may be adversely affected.

We believe that maintaining and enhancing our brand and our reputation as a leader in the market for database solutions is critical to our relationship with our existing customers and partners and our ability to attract new customers and partners. The successful promotion of our brand will depend on a number of factors, including our marketing efforts, our ability to foster awareness among enterprise architects, application developers and other key functions that support them, our ability to continue to develop high-quality products and services, our ability to successfully differentiate our products and services from those of our competitors, our ability to maintain the reputation of our products and services for data security and our ability to obtain, maintain, protect, defend and enforce our intellectual property and proprietary rights. Our brand promotion activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reports of our products and services, as well as the offerings of our competitors, and perception of our products and services in the marketplace may be significantly influenced by these reports. If these reports are negative, or less positive as compared to those of our competitors, our reputation and brand may be adversely affected. Additionally, the performance of our partners may affect our reputation and brand if customers do not have a positive experience with our partners.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks and our competitors may adopt trade names or trademarks similar to ours leading to market confusion. If we are otherwise unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. The maintenance and promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, we expand into new geographies and markets and more sales are generated through our partners. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increase in revenue from such brand promotion initiatives may not offset the increased expenses we incur. If we do not successfully maintain and enhance our reputation and brand, we may have reduced pricing power relative to our competitors, we could lose customers or we could fail to attract potential customers or expand sales to our existing customers, all of which could materially and adversely affect our business, financial condition and results of operations.

The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations.

The COVID-19 pandemic and efforts to mitigate its impact have significantly curtailed the movement of people, goods and services worldwide, including in the geographic areas in which we conduct our business operations and from which we generate our revenue. It has also caused societal, economic and financial market volatility, resulting in business shutdowns and reduced business activity. We believe that the COVID-19 pandemic has had a negative impact on our business and results of operations, primarily as a result of:

•

delaying or pausing digital transformation and expansion projects and negatively impacting IT spending, which has caused potential customers to delay or forgo purchases of subscriptions for our products and services, and which has caused some existing customers to fail to renew subscriptions, reduce their usage or fail to expand their usage of our products;

•	restricting our sales operations and marketing efforts, reducing the effectiveness of such efforts in some cases and delaying or lengthening our sales cycles;

•	delaying collections or resulting in an inability to collect accounts receivable, including as a result of customer bankruptcies; and

•	delaying the delivery of professional services and training to our customers.

The COVID-19 pandemic may cause us to continue to experience the foregoing challenges in our business in the future and could have other effects on our business, including disrupting our ability to develop new offerings and enhance existing offerings, market and sell our products and services and conduct business activities generally.

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, our customers and the communities in which we operate, and we may take further actions as required by government entities or that we determine are in the best interests of our employees, customers, partners and third-party service providers. In particular, governmental authorities have instituted shelter-in-place policies or other restrictions in many jurisdictions in which we operate, including in the San Francisco Bay Area where our headquarters are located, which policies require most of our employees to work remotely. Even once shelter-in-place policies or other governmental restrictions are lifted, we expect to take a measured and careful approach to have employees returning to offices and travel for business. These precautionary measures and policies could negatively impact product innovation and development and employee and organizational productivity, training and collaboration or otherwise disrupt our business operations. The extent and duration of working remotely may expose us to increased risks of security breaches or incidents. We may need to enhance the security of our products and services, our data and our internal IT infrastructure, which may require additional resources and may not be successful.

In addition, the COVID-19 pandemic has disrupted and may continue to disrupt the operations of our customers and partners, particularly our customers in industries and segments, including consumer-facing travel and hospitality, in-store retail and in-person entertainment, that have been especially impacted by the pandemic. Other disruptions or potential disruptions resulting from the COVID-19 pandemic include restrictions on our personnel and the personnel of our partners to travel and access customers for training, delays in product development efforts and additional government requirements or other incremental mitigation efforts that may further impact our business and results of operations. The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the disease, the duration and spread of the disease, including as a result of outbreaks and variants, the scope of travel restrictions imposed in geographic areas in which we operate, mandatory or voluntary business closures, the impact on businesses and financial and capital markets and the extent and effectiveness of the development of vaccines and other actions taken throughout the world to contain the virus or treat its impact. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, financial condition and results of operations, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic continues to adversely affect our business and financial condition, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Although recent vaccine approvals and rollouts have raised hopes of a turnaround in the COVID-19 pandemic, renewed waves and new variants as well as delays in vaccinations pose risks to our recovery and outlook, as well as the recovery and outlook of our customers and partners. Growth may slow if virus outbreaks (including from new variants) prove difficult to contain, infections and deaths mount rapidly before vaccines are widely available, and social distancing measures and/or lockdowns return and are more stringent than anticipated. Moreover, if economic policy support is insufficient or withdrawn before full economic recovery, bankruptcies of viable but illiquid companies could mount, leading to further or renewed employment and income losses and a more protracted recovery. Together, these uncertainties and risks could have a material adverse impact on our financial condition, business and results of operations.

Our business could be adversely affected by economic downturns.

Prolonged economic uncertainties or downturns could adversely affect our business, financial condition and results of operations. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster or global public health crisis such as the COVID-19 pandemic or armed conflicts, could continue to cause a decrease in corporate spending on IT offerings in general and negatively affect the growth of our business.

These conditions could make it extremely difficult for our customers and us to forecast and plan future business activities accurately and could cause our customers to reevaluate their decision to purchase our products and services, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Further, during challenging economic times, our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us, if at all. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our results of operations.

A substantial downturn in any of the industries in which our customers operate may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on IT offerings. Customers in these industries may delay or cancel projects or seek to lower their costs by renegotiating vendor contracts. To the extent subscriptions to our products or expenditures on our services are perceived by existing customers or potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general IT spending.

We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry or geography. Any economic downturns of the general economy or industries in which we operate would adversely affect our business, financial condition and results of operations.

Real or perceived errors, failures or bugs in our products or interruptions or performance problems associated with our technology and infrastructure could adversely affect our growth prospects, business, financial condition and results of operations.

Our products are complex, and therefore, undetected errors, failures or bugs have occurred in the past and may occur in the future. Our products are used in IT environments with different operating systems, system management software, applications, devices, databases, servers, storage, middleware, custom and third-party applications and equipment and networking configurations, which may cause errors or failures in the IT environment into which our products are deployed. This diversity increases the likelihood of errors or failures in those IT environments. Despite testing by us, real or perceived errors, failures or bugs in our customer solutions, software or technology or the technology or software we license from third parties, including open source software, may not be found until our customers use our products. Real or perceived errors, failures or bugs in our products could result in negative publicity, security related incidents such as data breaches, data loss, unavailability or corruption, loss of or delay in market acceptance of our products, harm to our brand, weakening of our competitive position or complaints or claims by customers for losses sustained by them or our failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any errors, failures or bugs in our products could impair our ability to attract new customers, retain existing customers or expand their use of our products, any of which could adversely affect our business, financial condition and results of operations.

For certain of our products, our success depends, in part, on the ability of our existing customers and potential customers to access such products at any time and within an acceptable amount of time. We may experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes or failures, human or software errors, malicious acts, terrorism, denial of service attacks or other security related incidents or capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In some instances, we may not be able to identify or remedy the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products and customer implementations become more complex. If our products are unavailable or if our customers are unable to access our products within a reasonable amount of time or at all, or if other performance problems occur, we may experience a loss of customers, lost or delayed market acceptance of our platform and services, delays in payment to us by customers, injury to our reputation and brand, legal claims against us and the diversion of our resources. The foregoing risks associated with any outage or service disruptions are magnified by the fact that our platform is typically used by our customers to support mission-critical applications. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition and results of operations could be adversely affected.

Some of our customer contracts contain service level commitments, which contain specifications regarding response times for support, performance of our products and availability of our services. Any failure of or disruption to our infrastructure could impact the performance of our products and the availability of services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our products or services, we may be contractually obligated to provide affected customers with service credits for future subscriptions. In certain cases, we may face contract termination with refunds of prepaid amounts related to unused subscriptions. If we suffer performance issues or downtime that exceeds the service level commitments under our contracts with our customers, our business, financial condition and results of operations could be adversely affected.

Our ability to maintain and increase sales with our existing customers depends, in part, on the quality of our customer support, and our failure to offer high-quality support would harm our reputation and adversely affect our business and results of operations.

Our customers sometimes depend on our technical support services to resolve issues relating to our products. Our ability to provide effective support is vital to our business as our products are often utilized by our customers for mission-critical applications and are often integrated with and dependent on other core technologies, which factors also increase the complexity and challenge of providing support. If we do not succeed in helping our customers quickly resolve issues or provide effective ongoing education related to our products, our reputation could be harmed, and our existing customers may not renew or expand their use of our products. To the extent that we are unsuccessful in hiring, training and retaining adequate customer support personnel, our ability to provide adequate and timely support to our customers and our customers’ satisfaction with our products, would be adversely affected. Our failure to provide and maintain high-quality customer support would harm our reputation and brand and adversely affect our business, financial condition and results of operations.

Our international operations and planned continued international expansion subject us to additional costs and risks, which could adversely affect our business, financial condition and results of operations.

Our continued success and our growth strategy depends, in part, on our planned continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but such efforts may not be successful.

Additionally, our international sales and operations are subject to a number of risks, including, without limitation:

•	greater difficulty in enforcing contracts and managing collections in countries where our recourse may be more limited, as well as longer collection periods;
•	higher costs of doing business internationally, including costs incurred in establishing and maintaining office space and equipment for our international operations;

•	differing labor regulations, especially in the European Union, or EU, where labor laws may be and often are more favorable to employees;

•	challenges inherent to efficiently recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture and employee programs across all of our offices;

•	fluctuations in exchange rates between the U.S. Dollar and foreign currencies in markets where we do business;

•	management communication and integration problems resulting from language and cultural differences and geographic dispersion;

•	costs associated with language localization of our products and services;

•

risks associated with trade restrictions and foreign legal requirements, including any importation, certification and localization of our products and services that may be required in foreign countries;

•	greater risk of unexpected changes in regulatory requirements, tariffs and tax laws, trade laws, export quotas, customs duties, treaties and other trade restrictions;

•

costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations, including, but not limited to laws and regulations governing our corporate governance, product licenses, data privacy, data protection and data security regulations, particularly in the EU;

•

compliance with anti-bribery laws, including, without limitation, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. Travel Act and the U.K. Bribery Act 2010, violations of which could lead to significant fines, penalties and collateral consequences for us;

•

risks relating to the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Assets Control, or the OFAC, and other similar trade protection regulations and measures;

•

heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial condition and result in restatements of, or irregularities in, financial statements;

•

the uncertainty of protection for intellectual property rights in some countries, particularly, those countries where we operate through a professional employer organization and do not have a direct contractual relationship with our service providers in such countries;

•	exposure to regional or global public health issues, such as the outbreak of the COVID-19 pandemic, and to travel restrictions and other measures undertaken by governments in response to such issues;

•	general economic and political conditions in these foreign markets, including political and economic instability in some countries;

•	foreign exchange controls or tax regulations that might prevent us from repatriating cash earned outside the United States; and

•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate.

If we are unable to address these difficulties and challenges or other problems encountered in connection with our international operations and expansion, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally. These and other factors could harm our ability to generate revenue outside of the United States and, consequently, adversely affect our business, financial condition and results of operations.

In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these laws and regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners and third-party service providers will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners or third-party service providers could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our products and services and could have an adverse effect on our business, financial condition and results of operations.

We may face fluctuations in currency exchange rates, which could adversely affect our financial condition and results of operations.

To the extent we continue to expand internationally, we will become more exposed to fluctuations in currency exchange rates. The strengthening of the U.S. Dollar relative to foreign currencies increases the real cost of our products and services for our customers outside of the United States, which could lead to the lengthening of our sales cycles or reduced demand for our products and services. Additionally, increased international sales may result in foreign currency denominated sales, increasing our foreign currency risk. Moreover, such continued expansion would increase operating expenses incurred outside the United States and denominated in foreign currencies. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations could be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.

We track certain operational metrics, including ARR, dollar-based net retention rate and number of customers, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. In addition, our ARR and dollar-based net retention rate calculations assume our customers will renew unless we receive notification of non-renewal and are no longer in negotiations prior to a measurement date, and will not increase or reduce, their subscriptions for our platform and services. If these assumptions prove to be incorrect, our actual ARR and dollar-based net retention rate may differ significantly from the metrics presented in this Quarterly Report on Form 10-Q. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring these metrics. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition and results of operations would be adversely affected.

We depend on our management team and other highly skilled personnel, and we may fail to attract, retain, motivate or integrate highly skilled personnel, which could adversely affect our business, financial condition and results of operations.

We depend on the continued contributions of our management team, key employees and other highly skilled personnel. Our management team and key employees are at-will employees, which means they may terminate their relationship with us at any time. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products. The loss of the services of any of our key personnel or delays in hiring required personnel, particularly within our research and development and engineering organizations, could adversely affect our business, financial condition and results of operations.

Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters are located, and in other locations, is intense, and the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, retaining, training or motivating qualified personnel to fulfill our current or future needs. In particular, many of our roles require highly-specialized skill sets that are harder to recruit for and the individuals with such skills sets are particularly sought after by larger technology companies that are able to offer compensation packages that we may not be able to compete with. Additionally, the former employers of our new employees may attempt to assert that our new employees or we have breached their legal obligations, which may be time-consuming, distracting to management and may divert our resources. Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and to the extent the perceived value of our equity awards declines relative to those of our competitors, our ability to attract and retain highly skilled personnel may be harmed. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition and results of operations could be adversely affected.

Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.

We believe that our company culture, which promotes being valued and creating value, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:

•	failure to identify, attract, reward and retain people in leadership positions in our organization who share and further our culture, values and mission;

•	the increasing size and geographic diversity of our workforce;

•	the continued challenges of a rapidly-evolving industry; and

•	the integration of new personnel and businesses from acquisitions.

If we are not able to maintain our culture, our business, financial condition and results of operations could be adversely affected.

We may require additional capital, which may not be available on terms acceptable to us, or at all.

Historically, we have funded our operations and capital expenditures primarily through equity issuances, debt instruments and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our products and services. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend on, among other things, our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited and our business, financial condition and results of operations could be adversely affected.

Our debt obligations could materially and adversely affect our business, financial condition or results of operations.

As of July 31, 2021, we had an aggregate principal amount of $25.0 million of outstanding indebtedness incurred pursuant to the Credit Facility. Subsequent to July 31, 2021, we repaid the $25.0 million outstanding balance on the credit Facility. We may incur indebtedness in the future under the Credit Facility or otherwise. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this “Risk Factors” section. There can be no assurance that we will be able to manage any of these risks successfully.

Our debt obligations could adversely impact us. For example, these obligations could:

•

require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, research and development expenditures and other business activities;

•	limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, research and development and other general corporate requirements;

•	restrict our ability to incur additional indebtedness and to create or incur certain liens;

•	increase our vulnerability to adverse economic and industry conditions; and

•	increase our exposure to interest rate risk from variable rate indebtedness.

We may also need to refinance a portion of our outstanding indebtedness as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing indebtedness. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.

We may be unable to make acquisitions and investments or successfully integrate acquired companies into our business, and our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition and results of operations.

We may in the future acquire or invest in businesses, offerings, technologies or talent that we believe could complement or expand our products and services, enhance our technical capabilities or otherwise offer growth opportunities. However, we may not be able to fully realize the anticipated benefits of such acquisitions or investments. Further, the pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, solutions and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits or synergies from the acquired business due to a number of factors, including, without limitation:

•	unanticipated costs or liabilities associated with the acquisition, including claims related to the acquired company, its offerings or technology;

•	incurrence of acquisition-related expenses, which would be recognized as a current period expense;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	inability to maintain relationships with customers and partners of the acquired business;

•	challenges with incorporating acquired technology and rights into our products and services and maintaining quality and security standards consistent with our brand;

•	inability to identify security vulnerabilities in acquired technology prior to integration with our technology and products and services;

•	inability to achieve anticipated synergies or unanticipated difficulty with integration into our corporate culture;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	the need to integrate or implement additional controls, procedures and policies;

•	challenges caused by distance, language and cultural differences;

•	harm to our existing business relationships with partners and customers as a result of the acquisition;

•	potential loss of key employees;

•	use of resources that are needed in other parts of our business and diversion of management and employee resources;

•	inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and

•	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process. We may have to pay cash, incur debt or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The use of cash to finance any future acquisitions may limit other potential uses of our cash, including the retirement of outstanding indebtedness. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. We may have to delay or forego a substantial acquisition if we cannot obtain the necessary financing to complete such acquisition in a timely manner or on favorable terms. Any of the foregoing could adversely affect our business, financial condition and results of operations.

Our business could be adversely affected by pandemics, natural disasters, political crises or other unexpected events.

A significant natural disaster, such as an earthquake, fire, hurricane, tornado or flood, or a significant power outage or telecommunications failure, could disrupt our operations, mobile networks, the internet or the operations of our third-party service and technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires. In addition, any unforeseen public health crises, such as the ongoing COVID-19 pandemic, political crises, such as terrorist attacks, war and other political instability or other catastrophic events, whether in the United States or abroad, can continue to adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our products and services or a delay in the provision of our products and services or could negatively impact consumer and business spending in the impacted regions or globally depending on the severity, any of which would adversely affect our business, financial condition and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate.

Risks Related to Our Dependence on Third Parties

If we are unable to maintain successful relationships with our partners, our business, financial condition and results of operations could be harmed.

We employ a go-to-market business model whereby a portion of our revenue is generated by sales through or with our partners, including Cloud Service Providers, or CSPs, Independent Software Vendors, or ISVs, Systems Integrators, or SIs, technology partners, managed service providers and resellers, that further expand the reach of our direct sales force into additional geographies, sectors, industries and channels. We have entered, and intend to continue to enter, into reseller relationships in certain international markets where we do not have a local presence. We provide certain partners with specific training and programs to assist them in selling our products and services, but these steps may prove ineffective, and restrictions on travel and other limitations as a result of the COVID-19 pandemic or other causes may undermine our efforts to provide training and build relationships. In addition, if our partners are unsuccessful in marketing and selling our products and services, it would limit our planned expansion into certain geographies, sectors, industries and channels. If we are unable to develop and maintain effective sales incentive programs for our partners, we may not be able to successfully incentivize these partners to sell our products and services to customers.

Some of our partners may also market, sell and support offerings that are competitive with ours, may devote more resources to the marketing, sales and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own or may cease selling our products and services altogether. Our partners could also subject us to lawsuits, potential liability and reputational harm if, for example, any of our partners misrepresents the functionality of our products and services to customers, violate laws or violate our or their corporate policies. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our partners, identifying additional partners and training our partners to independently sell our products and services. If our partners are unsuccessful in selling our products and services, or if we are unable to enter into arrangements with or retain a sufficient number of high-quality partners in the regions in which we sell our products and services and keep them motivated to sell our products and services, our business, financial condition, results of operations and growth prospects could be adversely affected.

We rely on third-party service providers for many aspects of our business, and any failure to maintain these relationships could harm our business.

Our success depends, in part, on our relationships with third-party service providers, including providers of cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, payroll processing systems and data centers, among others. If any of these third parties experience difficulty meeting our requirements or standards, become unavailable due to extended outages or interruptions, temporarily or permanently cease operations, face financial distress or other business disruptions or increase their fees, or if our relationships with any of these providers deteriorate or if any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements, we could suffer increased costs and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, our ability to generate and manage sales leads could be weakened or our business operations could be disrupted. Any of such disruptions may adversely affect our business, financial condition, results of operations or cash flows until we replace such providers or develop replacement technology or operations. In addition, if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships, our business, financial condition and results of operations could be adversely affected.

Certain estimates and information we refer to publicly are based on information from third-party sources and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data, and any real or perceived inaccuracies in such estimates and information may harm our reputation and adversely affect our business.

Certain estimates and information we refer to publicly, including general expectations concerning our industry and the market in which we operate and market size, are based to some extent on information provided by third-party providers. This information involves a number of assumptions and limitations, and although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data. If there are any limitations or errors with respect to such data or methodologies, or if investors do not perceive such data or methodologies to be accurate, or if we discover material inaccuracies with respect to such data or methodologies, our reputation, financial condition and results of operations could be adversely affected.

Risks Related to Our Open Source and Intellectual Property

Our use of third-party open source software in our solutions, the availability of core portions of our source code on an open source basis and contributions to our open source projects could negatively affect our ability to sell our products and provide our services, subject us to possible litigation and allow third parties to access and use software and technology that we use in our business, all of which could adversely affect our business and results of operations.

Our products, including the Enterprise Edition of our Couchbase platform, include software that is licensed to us by third parties under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, because open source projects may have vulnerabilities and architectural instabilities, and also because open source licensors generally provide their software on an “as-is” basis and do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. We have historically elected to make core portions of our source code available on an open source basis to facilitate adoption as well as collaboration and participation from our application developer communities. However, we may not be successful in this strategy, and our recent move toward source-available licensing, as well as the continued availability of our source code, may enable others to compete more effectively against us. In addition, the public availability of the source code for such software may make it easier for others to compromise our products. We expect to continue to incorporate such open source software in our products and allow core portions of our source code to be available on an open source basis in the future.

Although most of our code is developed in-house, we also receive a limited amount of contributions from our open source developer communities. We require third parties who provide contributions to us to assign ownership of all intellectual property rights in their contributions to us, or provide us with a perpetual license to their works, and represent that their contributions are original works and that they are entitled to assign or license these rights to us. However, we cannot be sure that we can use all contributions without obtaining additional licenses from third parties, and may be subject to intellectual property infringement or misappropriation claims as a result of our use of these contributions.

Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. We seek to ensure that our closed-source proprietary software is not combined with, and does not incorporate, open source software in ways that would require the release of the source code of our closed-source proprietary software to the public. However, we cannot ensure that we have not incorporated additional open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. If we fail to comply with the terms of these licenses or otherwise combine our closed-source proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our closed-source proprietary software to the public at no cost, make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and license such modifications or derivative works under the terms of applicable open source licenses. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Additionally, if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software which may divert resources away from our product development efforts and, as a result, adversely affect our business.

Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our products. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot ensure that our processes for controlling our use of open source software in our products will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, or if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. In the event we are unable to successfully defend against such allegations, we could be subject to significant damages or other liability, including being enjoined from the sale of our products and services. We could also be required to seek licenses from third parties to continue providing our products on terms that are not economically feasible, re-engineer our products, discontinue or delay the provision of our products if re-engineering cannot be accomplished on a timely basis or make generally available, in source code form, our proprietary code. Any of the foregoing would adversely affect our business, financial condition and results of operations.

Our distribution and licensing model could negatively affect our ability to monetize and protect our intellectual property rights.

Most of our products may be obtained for free from the internet, including a substantial portion of our source code on open source terms, and we may not know the parties that are utilizing our products and to what extent they are utilizing our products. Also, we do not have visibility into how our software is being used by licensees, so our ability to detect violations of our product licenses is extremely limited. If we are unable to manage the risks related to our licensing and distribution model, our business, financial condition and results of operations could be adversely affected.

Because of the rights accorded to third parties under open source licenses, there may be fewer technology barriers to entry in the markets in which we compete and it may be relatively easy for new and existing competitors, some of whom may have greater resources than we have, to compete with us.

One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution thereof to a wide group of companies or individuals. We have historically elected to make a core portion of our source code available on an open source basis, and have recently made a move toward source-available licensing. The continued availability of our source code, among other things, may enable others to develop new software products or services that are competitive to ours without the same degree of overhead and lead time required by us, particularly if customers do not value the differentiation of our proprietary components. It is possible for new and existing competitors, including those with greater resources than ours, to develop their own open source software or hybrid proprietary and open source software offerings, potentially reducing the demand for, and putting price pressure on, our products. In addition, some competitors make open source software available for free download or use or may position competing open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure or the availability of open source software will not result in price reductions, reduced revenue and gross margins and loss of market share, any one of which could adversely affect our business.

Our decision to license source code to Couchbase Server 7.0 under a source-available license, the Business Source License version 1.1, may harm the adoption of our source code for Couchbase Server 7.0.

In March 2021, we announced that we will be licensing the source code to Couchbase Server 7.0 under a source-available license, the Business Source License version 1.1, or BSL 1.1. Under our BSL 1.1 license, licensees can copy, modify and redistribute the source code for Couchbase Server 7.0 for any non-production purpose. Our BSL 1.1 license also permits use of our source code in a production deployment so long as the licensee is not creating commercial derivative works or offering or including our source code in a commercial product, application or service. After four years, our BSL 1.1 license automatically converts to Apache 2.0, an open source license. We believe that the move to BSL 1.1 enables us to fairly and transparently control commercialization of our source code. However, BSL 1.1 is not an open source license, which may negatively impact adoption of the source code for Couchbase Server 7.0, reduce our brand and product awareness and ultimately negatively impact our ability to compete.

We could incur substantial costs in obtaining, maintaining, protecting, defending and enforcing our intellectual property rights and any failure to obtain, maintain, protect, defend or enforce our intellectual property rights could reduce the value of our software and brand.

Our success depends, in part, upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, other intellectual property laws, confidentiality procedures and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, enforce and defend our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect or enforce our intellectual property rights adequately, our competitors might gain access to our proprietary technology and develop and commercialize similar or substantially identical products, services or technologies, and our business, financial condition, results of operations or prospects could be adversely affected. While we have patent applications pending in the United States, we do not currently own or in-license any issued patents related to any of our products or technologies, and there can be no assurance that our patent applications will result in issued patents. We currently are the assignee of a U.S. provisional patent application, three Patent Cooperation Treaty, or PCT, patent applications and a number of U.S. non-provisional patent applications. U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of such provisional patent application. Our pending PCT patent application is not eligible to become an issued patent until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. If we do not timely file such nonprovisional patent application or national stage patent applications, we may lose our priority date with respect to our U.S. provisional patent application and PCT patent application and any patent protection on the inventions disclosed in such applications.

Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions or litigation in the United States or in foreign jurisdictions. Others may infringe on our patents, trademarks or other intellectual property rights, independently develop similar, substantially identical or superior offerings, duplicate any of our offerings or design around our patents or other intellectual property rights or use information that we regard as proprietary to create products and services that compete with ours. Further, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Various courts, including the United States Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to software and business methods. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered abstract ideas. Accordingly, the evolving case law in the United States may adversely affect our ability to obtain patents and may facilitate third-party challenges to any future owned or licensed patents. Additionally, patent, trademark, copyright and trade secret protection may not be available to us in every country in which our services are available. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. As we expand our international activities, our exposure to unauthorized copying and use of our services and platform capabilities and proprietary information will likely increase. Policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.

In addition, we have made core portions of our own software available under open source or source-available licenses, and we include third-party open source software in our products. We have also occasionally contributed source code to open source projects. Because the source code for any software we distribute under open source or source-available licenses or contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such source code may be limited or lost entirely.

We rely, in part, on trade secrets, proprietary know-how and other confidential information to maintain our competitive position and protect our confidential and proprietary information, know-how and trade secrets. While we generally enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers, vendors and the parties with whom we have strategic relationships and business alliances, the assignment of intellectual property rights may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Additionally, we cannot guarantee that we have entered into such agreements with each party that has or may have created or developed intellectual property on our behalf or had access to our proprietary information, know-how or trade secrets. We cannot guarantee that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. Further, these agreements may not prevent our competitors or partners from independently developing offerings that are substantially equivalent or superior to ours. These agreements may be breached, and we may not have adequate remedies for any such breach. Further, we have experienced and may in the future experience unauthorized access of our proprietary source code, confidential information and know-how. We have and may in the future initiate litigation regarding trade secret misappropriation, but enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets and know-how.

We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation may be necessary in the future to protect and enforce our intellectual property rights, and such litigation could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, and, if such defenses, counterclaims and countersuits are successful, we could lose valuable intellectual property rights. Our inability to protect our intellectual property and proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our products, delay introductions of enhancements to our products, result in our substituting inferior or more costly technologies into our products or harm our reputation and brand. In addition, we may be required to license additional technology from third parties to develop and market new product features, which may not be on commercially reasonable terms, or at all, and would adversely affect our ability to compete.

We have been and may in the future become subject to intellectual property disputes which may be costly to defend, subject us to significant liability, require us to pay significant damages and limit our ability to use certain technologies.

We have been and may in the future become subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware if our products are infringing, misappropriating or otherwise violating third-party intellectual property rights, and such third parties may bring claims alleging such infringement, misappropriation or violation. Further, we have faced and may in the future face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we have developed, including works using third-party open source software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. Companies in the software and technology industries, including some of our current and potential competitors, are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights and to defend claims that may be brought against them.

Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Certain of our agreements with our customers and other third parties include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of intellectual property rights. Any claim of infringement by a third party, even those without merit, against us or for which we are required to provide indemnification, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to make substantial payments for legal fees, settlement fees, damages (including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s rights), royalties or other fees in connection with a claimant securing a judgment against us and we may be subject to an injunction or other restrictions that cause us to cease selling or using products or services that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate, including subscriptions to our products. We may also be required to redesign any allegedly infringing portion of our products, which could be time-consuming or impossible, or we may agree to a settlement that prevents us from distributing our products or a portion thereof, any of which could adversely affect our business, financial condition and results of operations.

With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found to be in violation of such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on commercially reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected product features), effort and expense and may ultimately not be successful. Any of these events would adversely affect our business, financial condition and results of operations.

Even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and results of operations. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it would have a substantial adverse effect on our business, results of operations or the market price of our common stock. We expect that the occurrence of infringement claims is likely to grow as the market for platform and services grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.

Risks Related to Our Legal and Regulatory Environment

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition and results of operations.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing data privacy, security and protection laws and regulations, intellectual property, employment and labor laws, workplace safety, consumer protection laws, anti-bribery laws, import and export controls, immigration laws, federal securities laws and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:

•	investigations, enforcement actions, orders and sanctions;

•	mandatory changes to our products and services;

•	disgorgement of profits, fines and damages;

•	civil and criminal penalties or injunctions;

•	claims for damages by our customers or partners;
•	termination of contracts;

•	loss of intellectual property rights; and

•	temporary or permanent debarment from sales to heavily regulated organizations and governments.

If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could materially harm our business, financial condition and results of operations.

In addition, we must comply with laws and regulations relating to the formation, administration and performance of contracts with customers in heavily regulated industries and the public sector, including U.S. federal, state and local governmental organizations, which affect how we and our partners do business with such customers. Selling our product to customers in heavily regulated industries or to the U.S. government, whether directly or through partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our partners could subject us to investigations, fines and other penalties, which would adversely affect our business, financial condition, results of operations and growth prospects. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting or other contracting opportunities. Any of these outcomes could adversely affect our business, financial condition, results of operations and growth prospects.

If our security measures, or those of our service providers or customers, are breached or unauthorized parties otherwise obtain access to our or our customers’ data or software, our products and services may be perceived as not being secure, customers may reduce or terminate their use of our products and services and we may face claims, litigation, regulatory investigations, significant liability and reputational damage.

We collect, use, store and transmit or otherwise process data as part of our business operations, including personal data in and across multiple jurisdictions. We also use third-party service providers to collect, use, store, transmit, maintain and otherwise process such information. Increasingly, threats from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse and general hacking have become more prevalent in our industry and our customers’ industries. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of or loss of our data or customer data (including personal data), software or systems or disrupt our ability to provide our products and services. Any actual or perceived security incident could interrupt our operations, harm our reputation and brand, result in significant remediation and cybersecurity protection costs (including deploying additional personnel and modifying or enhancing our protection technologies and investigating and remediating any information security vulnerabilities), result in lost revenue, lead to regulatory investigations and orders, litigation, disputes, indemnity obligations, damages for breach of contract, penalties for violation of applicable laws and regulations and other legal risks, increase our insurance premiums, result in any other financial exposure, lead to loss of customer confidence in us or decreased use of our products and services and otherwise adversely affect our reputation, competitiveness, business, financial condition and results of operations.

We have taken steps to protect the data on our systems, but our security measures or those of our customers or third-party service providers could be insufficient and breached as a result of third-party action, employee or user errors, technological limitations, defects or vulnerabilities in our systems or offerings or those of our third-party service providers, malfeasance, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure or otherwise. We have experienced and may continue to experience security incidents and attacks of varying degrees from time to time. For example, we were one of many of Codecov’s customers that were impacted by a supply-chain attack on Codecov’s servers. This attack resulted in unauthorized access to, and copying of, certain of our source code repositories. Based on the contents of those repositories, we do not believe such unauthorized access and copying resulted in the exposure of our material intellectual property or any customer data, or had any impact on our own products or services. Such breach does highlight, along with other recent supply-chain attacks against other companies such as Solar Winds, the growing risk of compromise of owned and third-party software. In the future, we could experience a similar style attack or could become the subject of one through a supply chain compromise. In addition, our accounts have been used without authorization to mine for cryptocurrency, send phishing emails and attempt to locate account credentials. Additionally, with our employees and many employees of our third-party service providers currently working remotely due to the COVID-19 pandemic, we may be exposed to increased risks of security breaches or incidents. For example, we have seen an increase in phishing attempts and spam emails over time and it is possible this trend will continue. We anticipate needing to enhance the security of our products and services, our data, our systems and our internal IT infrastructure, which may require additional resources and substantial costs and may not be successful. There can be no assurance that any security measures that we or our customers or third-party service providers have implemented will be effective against current or future security threats. We have developed systems and processes to protect the integrity, confidentiality and security of our data and software, but our security measures or those of our customers or third-party service providers could fail and result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of or loss of such data and software. Through contractual provisions and third-party risk management processes, we take steps to require that our third-party providers and their subcontractors protect our data, but because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our data. A vulnerability in a third-party provider’s or a customer’s software or systems, a failure of our customers’ or third-party providers’ safeguards, policies or procedures or a breach of a customer’s or third-party provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our third-party solutions. Further, because there are many different security breach techniques and such techniques continue to evolve and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate or prevent attempted security breaches or other security incidents or react in a timely manner. If any of the foregoing were to occur, our customers and potential customers may lose trust in the security of our products or database software generally, which could adversely impact our brand, reputation and ability to retain existing customers or attract new customers.

Any security breach or other security incident that we or our third-party service providers experience, or the perception that one has occurred, could result in a loss of customer confidence in the security of our products and services, harm our reputation and brand, reduce the demand for our products and services, disrupt normal business operations, divert management’s attention and resources, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents or expose us to legal liabilities, including claims, litigation, regulatory enforcement and orders, disputes, investigations, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation, any of which could adversely affect our results of operations. In addition, our remediation efforts may not be successful. We cannot ensure that any limitation of liability provisions in our customer, partner, vendor and other contracts would be enforceable or adequate with respect to any security lapse or breach or other security incident or would otherwise protect us from any liabilities or damages with respect to any particular claim. These risks may increase as we continue to grow and evolve our offerings to collect, host, process, store and transmit increasing volumes of data. In addition, these risks may increase if the type of data that we collect, host, process, store and transmit increasingly include sensitive and regulated data, such as protected health information or credit card information.

Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. Accordingly, security incidents that we, our competitors, our customers or our third-party service providers experience may lead to negative publicity and harm our reputation. Further, if a security breach occurs with respect to us or a competitor or third-party service provider, our customers and potential customers may lose trust in the security of our products or services or database software generally, which could adversely impact our ability to retain existing customers or attract new customers, which could adversely affect our business, financial condition and results of operations.

Moreover, our insurance coverage, subject to applicable deductibles, may not be adequate for liabilities incurred or cover any indemnification claims against us relating to any security incident or breach or an insurer may deny or exclude from coverage certain types of claims. In the future, we may not be able to secure insurance for such matters on commercially reasonable terms, or at all. The successful assertion of one or more claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, financial condition and results of operations.

If we are not able to comply with, or are perceived to not comply with U.S. and foreign laws, rules, regulations, industry standards, contractual obligations and other requirements relating to data protection, information security and privacy, our business, financial condition and results of operations could be harmed.

We are subject to a variety of federal, state, local and international laws, rules and regulations, as well as industry standards, internal and external privacy policies and contractual obligations to third parties, relating to the collection, use, retention, security, disclosure, transfer, storage and other processing of personal information and other data. The regulatory framework governing data privacy, security, protection and transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future, and it is possible that these or other actual or future obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us, our suppliers or other third parties with whom we do business to comply with our contractual commitments, policies or federal, state, local or international regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general and legislatures and consumer protection agencies. In addition, security advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these security standards even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the United Kingdom and the European Union, or EU. The EU has adopted the General Data Protection Regulation, or GDPR, which went into effect in May 2018, and together with national legislation, regulations and guidelines of the EU member states, contains numerous requirements relating to the processing of personal data of EU data subjects, including the increased jurisdictional reach of the European Commission, more robust obligations and additional requirements for data protection compliance programs by companies. EU member states are tasked under the GDPR to enact, and have enacted, certain legislation that adds to or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to the United States as well as other third countries that have not been found to provide adequate protection to such personal data. The GDPR also introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (for example, the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements and increased fines. In particular, under the GDPR, fines of up to 20 million euros or 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

While we have taken steps to mitigate the impact on us with respect to transfers of data, the efficacy and longevity of these transfer mechanisms remains uncertain. The occurrence of unanticipated events and development of evolving technologies often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data and manner in which we conduct our business.

For example, the “Schrems II” decision issued by the European Court of Justice, or CJEU, in July 2020 struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. In the same decision, the CJEU imposed additional obligations on companies when relying on standard contractual clauses, including that these clauses be considered on a case-by-case basis, in conjunction with an assessment as to whether national security laws conflict with the guarantees provided by the data importer under the standard contractual clauses. The European Commission has since issued new standard contractual clauses that account for the CJEU’s “Schrems II” decision. The Swiss Federal Data Protection and Information Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. We may be required to take additional steps to legitimize any personal data transfers impacted by these developments and be subject to increasing costs of compliance and limitations on our customers and us. For example, we anticipate being required to engage in new contract negotiations with third parties that aid in processing data on our behalf and entering into the new standard contractual clauses. More generally, we may find it necessary or desirable to modify our data handling practices, and this “Schrems II” decision or other legal challenges relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely affect our business, financial condition and results of operations.

Further, following a referendum in June 2016 in which voters in the United Kingdom, or U.K., approved an exit from the EU, the U.K. government has initiated a process to leave the EU known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, while the Data Protection Act of 2018, which implements and complements the GDPR, achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, the impact of Brexit in the medium to longer term remains to be seen. As of January 1, 2021, and the expiry of transitional arrangements agreed to between the United Kingdom and EU, data processing in the United Kingdom is governed by a U.K. version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal information generally may be transferred from the EU to the U.K. without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the U.K. and may intervene at any time with respect to its adequacy decision. The U.K.’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, with the United Kingdom potentially being considered an “inadequate third country” under the GDPR and transfers of data from the European Economic Area, or EEA, to the United Kingdom requiring a “transfer mechanism,” such as the standard contractual clauses. Furthermore, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law between the U.K. and EEA. We continue to monitor and review the impact of any resulting changes to EU or U.K. law that could affect our operations. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU member states and the U.K. in connection with any measures we take to comply with them. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.

In addition, domestic data privacy laws continue to evolve and could require us to modify our data processing practices and policies and expose us to further regulatory or operational burdens. For example, the California Consumer Privacy Act, or CCPA, took effect in January 2020. The CCPA imposes obligations on companies that process California residents’ personal information, including an obligation to provide certain new disclosures to such residents and creates new consumer rights, including relating to the access to, deletion of and sharing of personal information collected by covered businesses, including a consumer’s right to opt out of certain sales of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. Effective starting January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

Further, on March 2, 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act, or VCDPA. The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act, or CPA, becoming the third state to pass comprehensive consumer privacy legislation in the United States. The CPA closely resembles the VCDPA, and the CPA and VCDPA will be enforced by the respective states’ Attorney General and district attorneys, although the two differ in many ways and once they become enforceable in 2023, we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.

Complying with these laws, regulations, amendments to or re-interpretations of existing laws and regulations and contractual or other obligations relating to data privacy, security, protection, transfer, localization and information security may require us to make changes to our products and services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation or other liabilities. Additionally, because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our services and platform capabilities, any of which could require significant additional expense and have an adverse effect on our business, including impacting our ability to innovate, delaying our product development roadmap and adversely affecting our relationships with customers and our ability to compete. If we are obligated to fundamentally change our business activities and practices or modify our products and services, we may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new product features and services could be limited.

In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our products and services globally. Our customers expect us to meet certain voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our services to certain customers and could harm our business. Further, the uncertain and shifting regulatory environment may cause concerns regarding data privacy and may cause our customers to resist providing the data that could improve our products and services, or limit the use and adoption of our products and services.

These laws, regulations, rules, industry standards and contractual or other obligations relating to data privacy, security, protection, transfers, localization and information security could require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our products and services in certain locations, to reach existing and potential customers or to derive insights from customer data globally. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards and obligations, or any inability to adequately address privacy, data protection or information security-related concerns, even if unfounded, may limit the use and adoption of our products and services, reduce overall demand for our products and services, make it more difficult to meet expectations from or commitments to customers, impact our reputation or slow the pace at which we close sales transactions, any of which could harm our business, financial condition and results of operations.

Any future litigation against us could be costly and time-consuming to defend.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Indemnity provisions in various agreements to which we are party potentially expose us to substantial liability for intellectual property infringement, misappropriation or other violation and other losses.

Our agreements with our customers, partners and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation or violation of intellectual property rights, data protection, damages caused by us to property or persons, or in connection with any such defects or errors in our products, or other liabilities relating to or arising from our products and services, our acts or omissions under such agreements or other contractual obligations. Some of these indemnity agreements provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, financial condition and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and may still incur substantial liability related to such claims and we may be required to cease use of certain functions of our products or services as a result of any such claims. Moreover, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources and harm our business and reputation.

In addition, although we carry general liability insurance, our insurance against this liability may not be adequate to cover a potential claim, and such coverage may not be available to us on acceptable terms, or at all. Any dispute with a customer, channel party or other third party with respect to such obligations could have adverse effects on our relationship with such customer, channel party or other third party or other existing or potential customers, harm our reputation or reduce demand for our products and services. Any of the foregoing could adversely affect our business, financial condition and results of operations.

A portion of our revenue is generated by sales to heavily regulated organizations, which are subject to a number of challenges and risks.

We provide our products and services to heavily regulated organizations, and at times to the U.S. government, state and local governments and non-U.S. governments directly and through our partners. Selling to these entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will result in a sale. For instance, highly regulated entities and government customers often require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions or are otherwise time-consuming and expensive to satisfy. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability from our customers. Even if we do meet them, the additional costs associated with providing our services to highly regulated organizations and governments could harm our financial condition and results of operations.

We have been and are increasingly doing more business in heavily regulated industries. Existing and potential customers, such as those in these industries, may be required to comply with more stringent regulations in connection with subscribing to and implementing our products and services or particular regulations regarding third-party vendors that may be interpreted differently by different customers. In addition, regulatory agencies may impose requirements toward third-party vendors generally, or to us in particular, that we may not be able to, or may not choose to, meet. Any changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our products and services to them and to grow or maintain our customer base. Moreover, customers in these heavily regulated areas often have a right to conduct audits of our systems, products and practices. In the event that one or more customers determine that some aspect of our business does not meet contractual or regulatory requirements, we may be limited in our ability to continue or expand our business. Each of these difficulties could adversely affect our business and results of operations.

Failure to comply with anti-bribery, anti-corruption, anti-money laundering and similar laws could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201 and the U.S. Travel Act and other anti-bribery and anti-money laundering laws in countries outside of the United States in which we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, partners and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

We sometimes leverage third parties to sell our products and services and conduct our business abroad. We, our employees, agents, representatives, partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, partners or third-party intermediaries even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures designed to address compliance with such laws, we cannot ensure that none of our employees, agents, representatives, partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any allegations or violation of the FCPA or other applicable anti-bribery, anti-corruption and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, all of which may adversely affect our reputation, business, results of operations and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA violations committed by companies in which we invest or that we acquire. As a general matter, investigations, enforcement actions and sanctions could harm our reputation, business, financial condition and results of operations.

We are subject to governmental export control, trade sanctions and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Certain of our business activities are subject to the U.S. export control laws and regulations, including the Export Administration Regulations, or the EAR, and the U.S. trade and economic sanctions maintained by the U.S. Department of Treasury’s OFAC as well as the U.S. import laws and regulations. The U.S. export control laws and economic sanctions prohibit the export, re-export and in-country transfer of our offerings, including software and services, to certain U.S. embargoed or sanctioned countries and territories, governments and persons, as well as for prohibited end-uses. Further, we incorporate encryption functionality into certain of our products, and as a result, we may need to make filings with the U.S. Department of Commerce’s Bureau of Industry and Security to ensure that our exports, re-exports and transfers are in accordance with the EAR. Also, in certain cases, it is possible that a license may be required to export or re-export our products to certain countries, end-users and end-uses. Obtaining the necessary export license for a particular sale or offering may be time-consuming, may not be possible and may result in the delay or loss of sales opportunities. In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries.

If we were to fail to comply with such U.S. export controls, economic sanctions and import laws and regulations or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations and the possible loss of our export or import privileges. We take precautions designed to ensure that we and our partners comply with all relevant export control, sanctions and import laws and regulations, but we cannot ensure that our measures will always prevent noncompliance by us or our partners with respect to such laws and regulations as they are very detailed and technical.

In addition, changes in our products or services or changes in export and import regulations in various countries may create delays in the introduction of our products and services into international markets, prevent our customers with international operations from deploying our products and services globally or, in some cases, prevent or delay the export or import of our products and services to certain countries, governments or persons altogether. Any change in export or import laws or regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing export, import or sanctions laws or regulations, or change in the countries, governments, persons or technologies targeted by such export, import or sanctions laws or regulations, could result in decreased use of our products and services by or in our decreased ability to export or sell access to our products and services to, existing or potential end-customers with international operations. Any decreased use of our products and services or limitation on our ability to export to or sell access to our products and services in international markets would adversely affect our business, financial condition and results of operations.

Our international operations may subject us to greater than anticipated tax liabilities.

Our corporate structure and associated transfer pricing policies contemplate future growth in international markets and consider the functions, risks and assets of the various entities involved in intercompany transactions, the amount of taxes we pay in different jurisdictions, including the United States, our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany agreements. The relevant taxing authorities may challenge our methodologies for pricing intercompany transactions pursuant to intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

Changes in tax laws could materially affect our financial condition, results of operations and cash flows.

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or regulations, or changes in interpretations of existing laws and regulations, could materially affect our financial condition and results of operations. For example, the Tax Cuts and Jobs Act, or the Tax Act, which contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes did not have a material impact on our consolidated financial statements. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess.

There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development, or the OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals, Pillar One and Pillar Two, that revise the existing profit allocation and nexus rules (profit allocation based on location of sales versus physical presence) and ensure a minimal level of taxation, respectively. Further, unilateral measures such as digital services tax and corresponding tariffs in response to such measures are creating additional uncertainty. If these proposals are passed, it is likely that we will have to pay higher income taxes in countries where such rules are applicable.

As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

Our ability to use our net operating losses may be limited.

As of January 31, 2021, we had federal and state net operating losses, or NOLs, of $240.7 million and $132.4 million, respectively, which may be available to offset taxable income in the future. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under the Tax Act, as modified by legislation enacted on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, U.S. federal NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. The CARES Act temporarily suspends this 80% taxable income limitation, allowing an NOL carryforward to fully offset taxable income in tax years beginning before 2021. Not all states conform to the Tax Act or CARES Act and other states have varying conformity to the Tax Act or CARES Act.

Of the U.S. federal NOLs, no amount may be carried forward indefinitely with no limitations when utilized, and $71.9 million may be carried forward indefinitely with utilization limited to 80% of taxable income. The remaining $168.8 million will begin to expire in 2028. The state NOLs carryforwards begin to expire in 2026.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed a Section 382 study and have determined that none of the NOLs will expire solely due to Section 382 limitations. However, we may experience ownership changes as a result of our initial public offering or in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years.

There is also a risk that due to federal or state regulatory changes, such as suspensions on the use of NOLs, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

We are, and expect to continue to be, subject to review and audit by the U.S. Internal Revenue Service, or the IRS, and other tax authorities in various domestic and foreign jurisdictions. As a result, we may receive assessments in multiple jurisdictions on various tax-related assertions. Taxing authorities may challenge our tax positions and methodologies on various matters, including our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. We assess the likelihood of adverse outcomes resulting from any ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable judgments and estimates. The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. There can be no assurance that our tax positions and methodologies or calculation of our tax liabilities are accurate or that the outcomes from tax examinations will not have an adverse effect on our financial condition and results of operations. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could adversely affect our financial condition and results of operations.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

We collect sales tax in a number of jurisdictions. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, interest or future requirements would adversely affect our financial condition and results of operations.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. Changes in accounting principles applicable to us, or varying interpretations of current accounting principles, in particular with respect to revenue recognition, could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of the change. Further, any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include standalone selling prices, or SSP, for each distinct performance obligation, capitalized internal-use software costs, expected period of benefit for deferred commissions, valuation of our common stock, stock-based compensation, determination of allowance for doubtful accounts and accounting for income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

We are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the listing standards of the Nasdaq Global Select Market. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these laws, regulations and standards are subject to varying interpretations and their application in practice may evolve over time as regulatory and governing bodies issue revisions to, or new interpretations of, these public company requirements. Such changes could result in continuing uncertainty regarding compliance matters and higher legal and financial costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our Annual Report on Form 10-K for fiscal 2023.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations, and could cause a decline in the market price of our common stock.

Risks Related to Ownership of Our Common Stock and Governance Matters

Operating as a public company has and will require us to incur substantial costs and will require substantial management attention.

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Global Select Market. The Exchange Act requires, among other things, we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an “emerging growth company.” In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition become more visible, which may result in threatened or actual litigation, including by competitors.

Certain members of our management team have limited experience managing a publicly traded company, and certain members joined us more recently. As such, our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an “emerging growth company,” we are also allowed to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, our financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates. We have elected to take advantage of this extended transition period under the JOBS Act with respect to Accounting Standards Update 2016-02, Leases (Topic 842), which establishes a principle for recognition of assets and liabilities from leasing arrangements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be for as long as five full fiscal years following the completion of our initial public offering. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Our executive officers, directors and holders of 5% or more of our common stock continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our executive officers, directors and our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own a substantial portion of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.

The market price of our common stock may be volatile, and you could lose all or part of your investment.

The market price of our common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•

failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new offerings or platform features;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	short selling of our common stock or related derivative securities;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	announced or completed acquisitions of businesses, offerings or technologies by us or our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	new laws, regulations, rules or industry standards or new interpretations of existing laws, regulations, rules or industry standards applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. The market price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, would result in substantial costs and a diversion of our management’s attention and resources.

Recently, the stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility, including as a result of the COVID-19 pandemic. Furthermore, the market price of our common stock may be adversely affected by third parties trying to drive down the price of our common stock. Short sellers and others, some of whom post anonymously on social media, can negatively affect the market price of our common stock and may be positioned to profit if the market price of our common stock declines. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline or impair our ability to raise capital through the sale of additional equity securities.

Sales of a substantial number of shares of our common stock in the public market could occur at any time beginning in December 2021 on the third trading day following the announcement of our earnings for the third quarter of fiscal 2022. If our stockholders sell, or the market perceives that our stockholders intend to sell, a substantial number of shares of our common stock in the public market, the market price of our common stock could decline and our ability to raise capital through the sale of additional equity securities could be impaired. Many of our existing equityholders have substantial unrecognized gains on the value of the equity they hold, and may take, or attempt to take, steps to sell, directly or indirectly, their shares or otherwise secure, or limit the risk to, the value of their unrecognized gains on those shares.

In addition, certain of our stockholders are entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. Sales of our common stock pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

The issuance of additional stock in connection with financings, acquisitions, investments, our equity compensation plans or otherwise will dilute all other stockholders.

Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 200,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our equity compensation plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	our board of directors will be classified into three classes of directors with staggered three-year terms, and directors will only be able to be removed from office for cause;

•	certain amendments to our amended and restated certificate of incorporation will require the approval of at least 66 2/3% of our then-outstanding common stock;

•	our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

•	our amended and restated certificate of incorporation will not provide for cumulative voting;

•	vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•	a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer or a majority of our board of directors;

•	certain litigation against us can only be brought in Delaware;

•

our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaints asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act. We note, however, that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, and that there is uncertainty as to whether a court would enforce this exclusive forum provision. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the market price and trading volume of our common stock could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our common stock adversely, provide more favorable relative recommendations about our competitors or publish inaccurate or unfavorable research about our business, the market price of our common stock would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the market price and trading volume of our common stock to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Additionally, our ability to pay cash dividends on our common stock is limited by restrictions under the terms of the Credit Facility. As a result, stockholders must rely on sales of their common stock after price appreciation, if any, as the only way to realize any future gains on their investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Issuance of Common Stock upon Conversion of Redeemable Convertible Preferred Stock

On July 26, 2021, upon the closing of our IPO, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into 26,710,600 shares of common stock. The common stock was issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) or Section 4(2) of the Securities Act.

Use of Proceeds

On July 26, 2021, we completed our IPO, in which we sold 9,589,999 shares of common stock at a price to the public of $24.00 per share, which includes 1,250,869 shares issued upon the exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of $214.9 million, net of underwriting discounts and commissions of $16.1 million. We incurred offering costs of approximately $4.9 million subject to certain cost reimbursements. As of July 31, 2021, offering expenses incurred in connection with our IPO of $2.1 million have not been paid. We intend to use a portion of the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses, and capital expenditures. After July 31, 2021, we used $25.0 million of our IPO proceeds to repay the $25.0 million outstanding debt under the Credit Facility. Further, we may use a portion of the net proceeds to acquire or invest in businesses, products, services, or technologies. All the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257205), which was declared effective by the SEC on July 22, 2021. The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC, Goldman Sachs & Co LLC, Barclays, RBC Capital Markets, LLC, William Blair, Stifel, Baird and Oppenheimer & Co. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 22, 2021, pursuant to Rule 424(b).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Couchbase, Inc.					X
3.2	Amended and Restated Bylaws of Couchbase, Inc.					X
10.1	Couchbase, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-257205	10.2	7-12-21
10.2	Couchbase, Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-257205	10.3	7-12-21
10.3	Couchbase, Inc. 2021 Executive Incentive Compensation Plan and related form agreements.	S-1/A	333-257205	10.6	6-21-21
10.4	Outside Director Compensation Policy.	S-1/A	333-257205	10.7	6-21-21
10.5	Change in Control and Severance Policy and related form agreements.	S-1/A	333-257205	10.8	6-21-21
10.6	Confirmatory Employment Letter between the registrant and Matthew M. Cain, dated as of June 17, 2021.	S-1/A	333-257205	10.9	6-21-21
10.7	Confirmatory Employment Letter between the registrant and Margaret Chow, dated as of June 17, 2021.	S-1/A	333-257205	10.10	6-21-21
10.8	Confirmatory Employment Letter between the registrant and Denis Murphy, dated as of June 17, 2021.	S-1/A	333-257205	10.11	6-21-21
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X

*

The certification attached as Exhibit 32.1 and Exhibit 32.2 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Couchbase, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUCHBASE, INC.

Date: September 10, 2021	By:	/s/ MATTHEW M. CAIN
Matthew M. Cain
President, Chief Executive Officer
(Principal Executive Officer)

Date: September 10, 2021	By:	/s/ GREG HENRY
Greg Henry
Senior Vice-President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)