Form 10-Q
period 2021-10-31
Couchbase, Inc.
filed 2021-12-10
CIK 1845022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 30, 2021, the registrant had 43,594,638 shares of common stock, $0.00001 par value per share, outstanding.

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

•	the sufficiency of our cash, cash equivalents and short-term investments to meet our liquidity needs;
•	the demand for our products and services or for data management solutions in general;
•	our ability to attract and retain customers and partners;
•	our ability to develop new products and features and bring them to market in a timely manner and make enhancements to our offerings, as well as market acceptance of new products and features;
•	our expectations regarding future developments with respect to Couchbase Capella, our fully-managed DBaaS offering;
•	our ability to compete with existing and new competitors in existing and new markets and offerings;
•	the impact of the COVID-19 pandemic and associated economic downturn on our business and results of operations;
•	our expectations regarding the effects of existing and developing laws, rules, regulations and other legal obligations, including with respect to taxation and data privacy and security;
•	our ability to manage risk associated with our business;
•	our expectations regarding new and evolving markets;
•	our ability to maintain, develop and protect our brand;
•	our ability, and our customers’ and our third-party service providers’ ability, to maintain the security and availability to each of our technological and physical infrastructures;
•	our expectations and management of future growth;
•	our expectations concerning relationships with third parties;
•	our ability to obtain, maintain, defend and enforce our intellectual property;
•	our use of third-party open source software in our solutions and the availability of portions of our source code on an open source basis;
•	our ability to successfully acquire and integrate companies and assets; and
•	the increased expenses associated with being a public company.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COUCHBASE, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	As of October 31,	As of January 31,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$141,440	$37,297
Short-term investments	66,195	19,546
Accounts receivable, net	22,525	35,897
Deferred commissions	9,215	8,353
Prepaid expenses and other current assets	8,191	2,449
Total current assets	247,566	103,542
Property and equipment, net	4,983	6,506
Deferred commissions, noncurrent	5,885	4,941
Other assets	1,255	2,199
Total assets	$259,689	$117,188
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,518	$2,428
Accrued compensation and benefits	9,926	9,110
Other accrued liabilities	2,530	4,154
Deferred revenue	48,226	57,168
Total current liabilities	64,200	72,860
Long-term debt	—	24,948
Deferred revenue, noncurrent	2,726	4,542
Other liabilities	1,295	1,358
Total liabilities	68,221	103,708
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.00001 par value; zero shares and 26,070,258 shares authorized as of October 31, 2021 and January 31, 2021, respectively; zero shares and 26,070,213 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively; aggregate liquidation preference of $314,829 as of January 31, 2021	—	259,822
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 200,000,000 and zero shares authorized as of October 31, 2021 and January 31, 2021, respectively; zero shares issued outstanding as of October 31, 2021 and January 31, 2021, respectively	—	—
Common stock, $0.00001 par value; 1,000,000,000 and 43,200,000 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 43,566,467 and 6,199,305 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	—	—
Additional paid-in capital	520,243	37,410
Accumulated other comprehensive income (loss)	(29)	1
Accumulated deficit	(328,746)	(283,753)
Total stockholders’ equity (deficit)	191,468	(246,342)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$259,689	$117,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
License	$3,774	$3,010	$12,468	$8,550
Support and other	25,234	21,078	71,034	60,347
Total subscription revenue	29,008	24,088	83,502	68,897
Services	1,816	1,565	4,976	4,961
Total revenue	30,824	25,653	88,478	73,858
Cost of revenue:
Subscription	2,094	1,840	6,218	4,113
Services	1,642	1,296	4,435	4,383
Total cost of revenue	3,736	3,136	10,653	8,496
Gross profit	27,088	22,517	77,825	65,362
Operating expenses:
Research and development	13,103	10,109	38,267	28,388
Sales and marketing	22,817	17,443	65,714	51,145
General and administrative	6,659	4,044	17,434	10,905
Total operating expenses	42,579	31,596	121,415	90,438
Loss from operations	(15,491)	(9,079)	(43,590)	(25,076)
Interest expense	(133)	(746)	(630)	(4,762)
Other income (expense), net	(51)	(86)	(44)	221
Loss before income taxes	(15,675)	(9,911)	(44,264)	(29,617)
Provision for income taxes	249	237	729	719
Net loss	$(15,924)	$(10,148)	$(44,993)	$(30,336)
Cumulative dividends on Series G redeemable convertible preferred stock	—	(1,446)	(2,917)	(2,596)
Net loss attributable to common stockholders	$(15,924)	$(11,594)	$(47,910)	$(32,932)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(2.04)	$(2.43)	$(5.81)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	43,440	5,695	19,742	5,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net loss	$(15,924)	$(10,148)	$(44,993)	$(30,336)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of tax	(29)	—	(30)	—
Total comprehensive loss	$(15,953)	$(10,148)	$(45,023)	$(30,336)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance as of July 31, 2020	26,070,213	$259,822	5,672,487	$—	$32,905	$—	$(263,958)	(231,053)
Issuance of common stock upon exercise of stock options	—	—	57,006	—	342	—	—	342
Stock-based compensation	—	—	—	—	1,135	—	—	1,135
Net loss	—	—	—	—	—	—	(10,148)	(10,148)
Balance as of October 31, 2020	26,070,213	$259,822	5,729,493	$—	$34,382	$—	$(274,106)	$(239,724)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance as of July 31, 2021	—	$—	43,282,941	$—	$515,245	$—	$(312,822)	$202,423
Issuance of common stock upon exercise of stock options	—	—	283,526	—	1,645	—	—	1,645
Stock-based compensation	—	—	—	—	3,353	—	—	3,353
Net unrealized gains (losses) on investments	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(15,924)	(15,924)
Balance as of October 31, 2021	—	$—	43,566,467	$—	$520,243	$(29)	$(328,746)	$191,468

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance as of January 31, 2020	18,901,887	$155,506	5,646,238	$—	$30,554	$—	$(243,770)	$(213,216)
Issuance of common stock upon exercise of stock options	—	—	83,255	—	486	—	—	486
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	7,168,326	104,316	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,342	—	—	3,342
Net loss	—	—	—	—	—	—	(30,336)	(30,336)
Balance as of October 31, 2020	26,070,213	$259,822	5,729,493	$—	$34,382	$—	$(274,106)	$(239,724)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance as of January 31, 2021	26,070,213	$259,822	6,199,305	$—	$37,410	$1	$(283,753)	$(246,342)
Issuance of common stock upon exercise of stock options	—	—	1,066,578	—	5,933	—	—	5,933
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(26,070,213)	(259,822)	26,710,600	—	259,822	—	—	259,822
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	9,589,999	—	209,924	—	—	209,924
Settlement of fractional shares paid in cash	—	—	(15)	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	—	7,163	—	—	7,163
Net unrealized gains (losses) on investments	—	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	—	(44,993)	(44,993)
Balance as of October 31, 2021	—	$—	43,566,467	$—	$520,243	$(29)	$(328,746)	$191,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities
Net loss	$(44,993)	$(30,336)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,114	1,308
Amortization of debt issuance costs	52	477
Debt prepayment costs	—	375
Stock-based compensation	7,163	3,342
Amortization of deferred commissions	9,823	7,086
Foreign currency transaction (gains) losses	5	(189)
Other	103	70
Changes in operating assets and liabilities
Accounts receivable	13,559	12,092
Deferred commissions	(11,628)	(8,404)
Prepaid expenses and other assets	(5,884)	(1,323)
Accounts payable	1,113	643
Accrued compensation and benefits	817	(1,313)
Other accrued liabilities	(407)	(881)
Deferred revenue	(10,759)	(15,556)
Net cash used in operating activities	(38,922)	(32,609)
Cash flows from investing activities
Purchases of short-term investments	(66,279)	(14,145)
Maturities and sales of short-term investments	19,468	—
Purchases of property and equipment	(814)	(2,770)
Net cash used in investing activities	(47,625)	(16,915)
Cash flows from financing activities
Payments of debt	(25,000)	(31,777)
Proceeds from issuance of debt, net of issuance costs	—	6,402
Proceeds from issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	104,316
Proceeds from exercise of stock options	5,933	486
Proceeds from initial public offering, net of underwriting discounts and commissions	214,854	—
Payment for fractional shares in reverse stock split	(9)	—
Payments of deferred offering costs	(4,930)	—
Net cash provided by financing activities	190,848	79,427
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(158)	(6)
Net increase in cash, cash equivalents and restricted cash	104,143	29,897
Cash, cash equivalents and restricted cash
Beginning of period	37,840	18,767
End of period	$141,983	$48,664
Cash and cash equivalents	$141,440	$48,121
Restricted cash included in other assets	543	543
Total cash, cash equivalents and restricted cash	$141,983	$48,664
Supplemental disclosures of cash activities
Cash paid for income taxes	$929	$661
Cash paid for interest	$591	$3,180
Non-cash investing and financing activities:
Change in purchases of property and equipment included in accounts payable and other accrued liabilities	$(222)	$(534)
Change in deferred offering costs included in accounts payable and other accrued liabilities	$(1,084)	$—
Conversion of redeemable convertible preferred stock to common stock	$259,822	$—

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, (“SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2021, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2021, are not necessarily indicative of the results to be expected for the year ending January 31, 2022, or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended January 31, 2021, included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) on July 22, 2021 (Final Prospectus).

Initial Public Offering

In July 2021, the Company completed its initial public offering (“IPO”), for the sale and issuance of 9,589,999 shares of its common stock at $24.00 per share, which included 1,250,869 shares issued pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $214.9 million, after deducting underwriters’ discounts and commissions and before consideration of other issuance costs. In connection with the IPO, all 26,710,600 shares of outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of common stock, inclusive of 640,387 shares of additional stock issued related to preferred stock conversion and dividend features.

Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets on the condensed consolidated balance sheets. Deferred offering costs of $4.9 million, primarily consisting of accounting, legal, and other fees related to the Company’s IPO, were offset against the IPO proceeds upon the closing of the Company’s IPO in July 2021. As of October 31, 2021, all $4.9 million of deferred offering costs were paid. Unpaid deferred offering costs totaled $1.1 million as of January 31, 2021.

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

3. Cash Equivalents and Short-Term Investments

The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of October 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$136,673	$—	$—	$136,673
Total cash equivalents	136,673	—	—	136,673
Short-Term Investments
Commercial paper	36,854	—	—	36,854
Corporate debt securities	26,374	—	(30)	26,344
U.S. government treasury securities	2,997	—	—	2,997
Total short-term investments	66,225	—	(30)	66,195
Total	$202,898	$—	$(30)	$202,868

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$31,438	$—	$—	$31,438
Total cash equivalents	31,438	—	—	31,438
Short-Term Investments
Commercial paper	12,290	—	—	12,290
Corporate debt securities	7,255	2	(1)	7,256
Total short-term investments	19,545	2	(1)	19,546
Total	$50,983	$2	$(1)	$50,984

During the three and nine months ended October 31, 2021 and 2020, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income (expense), net in the condensed consolidated statements of operations.

As of October 31, 2021 and January 31, 2021, the Company’s short-term investments had a contractual maturity date of less than one year.

As of October 31, 2021, the Company had 16 short-term investments in an unrealized loss position. These short-term investments had an estimated fair value of $29.3 million and were not in a continuous unrealized loss position for more than twelve months. As of January 31, 2021, the Company had one short-term investment in an unrealized loss position. This short-term investment had an estimated fair value of $0.9 million and was not in a continuous unrealized loss position for more than twelve months. During the three and nine months ended October 31, 2021, the Company had no other-than-temporary impairments of short-term investments.

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

The carrying amounts reflected on the condensed consolidated balance sheets for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities of those instruments. The carrying value of long-term debt approximated fair value as of January 31, 2021, based on the borrowing rates currently available to the Company with similar terms. The fair value of long-term debt is a Level 2 fair value measurement.

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of October 31, 2021
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$136,673	$—	$—	$136,673
Total cash equivalents	136,673	—	—	136,673
Short-Term Investments
Commercial paper	—	36,854	—	36,854
Corporate debt securities	—	26,344	—	26,344
U.S. government treasury securities	2,997	—	—	2,997
Total short-term investments	2,997	63,198	—	66,195
Total	$139,670	$63,198	$—	$202,868

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$31,438	$—	$—	$31,438
Total cash equivalents	31,438	—	—	31,438
Short-Term Investments
Commercial paper	—	12,290	—	12,290
Corporate debt securities	—	7,256	—	7,256
Total short-term investments	—	19,546	—	19,546
Total	$31,438	$19,546	$—	$50,984

The Company classifies its money market funds and U.S. government securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper and corporate debt securities within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

There were no transfers of financial assets into or out of Level 1, Level 2 or Level 3 during the periods presented.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2021	2021
Prepaid expenses	$5,238	$803
Prepaid software	2,181	1,380
Other current assets	772	266
Total prepaid expenses and other current assets	$8,191	$2,449

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2021	2021
Computer equipment	$3,696	$3,304
Furniture and fixtures	412	408
Capitalized internal-use software	5,772	5,772
Leasehold improvements	1,582	1,387
Total gross property and equipment	11,462	10,871
Accumulated depreciation and amortization	(6,479)	(4,365)
Total property and equipment, net	$4,983	$6,506

Depreciation and amortization expense was $0.7 million and $0.7 million for the three months ended October 31, 2021 and 2020, respectively, and $2.1 million and $1.3 million for the nine months ended October 31, 2021 and 2020, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2021	2021
Accrued bonus	$3,295	$4,149
Accrued commissions	2,486	2,364
Accrued payroll and benefits	2,184	2,597
Employee contributions under the ESPP	1,961	—
Total accrued compensation and benefits	$9,926	$9,110

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2021	2021
Accrued professional fees	$584	$1,925
Sales and value added tax payable	264	415
Income taxes payable	237	436
Accrued interest	—	95
Other	1,445	1,283
Total other accrued liabilities	$2,530	$4,154

6. Deferred Revenue and Remaining Performance Obligations

The following table presents the deferred revenue balances (in thousands):

	As of October 31,	As of January 31,
	2021	2021
Deferred revenue, current	$48,226	$57,168
Deferred revenue, noncurrent	2,726	4,542
Total deferred revenue	$50,952	$61,710

Changes in the deferred revenue balances during the nine months ended October 31, 2021 and 2020 (unaudited) were as follows (in thousands):

	Nine Months Ended October 31,
	2021	2020
Beginning balance	$61,710	$60,929
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(49,819)	(49,995)
Increases due to invoicing prior to satisfaction of performance obligations	39,061	34,438
Ending balance	$50,952	$45,372

Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.

As of October 31, 2021, the Company’s RPOs were $124.3 million. The Company expects to recognize revenue of $76.7 million of these remaining performance obligations over the next twelve months, with the remaining balances recognized thereafter.

7. Debt

Debt is presented net of issuance costs on the condensed consolidated balance sheets as follows (in thousands):

	As of October 31,	As of January 31,
	2021	2021
Principal outstanding	$—	$25,000
Unamortized discount and debt issuance costs	—	(52)
Long-term debt	$—	$24,948

Interest expense on the Company’s borrowings was $0.1 million and $0.7 million for the three months ended October 31, 2021 and 2020, respectively, and $0.6 million and $4.8 million for the nine months ended October 31, 2021 and 2020, respectively. The effective interest rate was 4.1% and 12.1% for the three months ended October 31, 2021 and 2020, respectively, and 4.1% and 15.4% for the nine months ended October 31, 2021 and 2020, respectively.

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

In connection with the amendment in April 2019, the Company also issued warrants to purchase shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. The warrants were issuable at 2.25% of the aggregate amount of the borrowings drawn concurrently and after the amendment. The Company issued warrants to purchase 75,250 shares of the Company’s common stock on $25.0 million that was borrowed concurrently with the execution of the amendment and warrants to purchase an additional 30,100 shares of the Company’s common stock upon borrowings of an additional $10.0 million in December 2019. The warrants were recorded at fair value using the Black-Scholes option pricing model. The fair value of the warrants was recorded to equity and as a debt discount that was amortized to interest over the term of the loan. The total fair value of the common stock warrants was $0.4 million. As of October 31, 2021, all warrants were outstanding and exercisable.

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

The amended line of credit agreement requires the company to maintain an adjusted quick ratio (as defined by the agreement) of at least 1.15 to 1.0. The line of credit agreement also contains certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the Company’s ability to, among other things, incur debt and liens, maintain collateral accounts, undergo fundamental changes including mergers or consolidations, dispose assets including selling, transferring or assigning assets, pay dividends or other distributions or make or permit payments on any subordinated debt. The Company was in compliance with the financial covenants under the line of credit as of October 31, 2021.

The Company repaid the outstanding principal of its revolving line of credit of $25.0 million during the three months ended October 31, 2021. As of October 31, 2021, $40.0 million was available for borrowing under the line of credit.

8. Commitments and Contingencies

Operating Leases

The Company leases facilities for office space under non-cancelable operating leases with various expiration dates through March 2025.

Rent expense was $0.7 million and $0.6 million for the three months ended October 31, 2021 and 2020, respectively, and $2.0 million for each of the nine months ended October 31, 2021 and 2020.

Other Contractual Commitments

Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.

In July 2021, the Company negotiated a noncancelable arrangement with a cloud hosting service provider. Under the arrangement, the Company committed to spend an aggregate of at least $10.0 million between August 2021 and July 2024, with a minimum amount of approximately $3.0 million in each of the first two years and $4.0 million in the third year on services with this vendor.

As of October 31, 2021, except for the arrangement noted above, there were no other material changes to the Company’s other contractual commitments since January 31, 2021.

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

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded as of October 31, 2021, or January 31, 2021.

9. Retirement Plan

The Company sponsors a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all full-time U.S. employees. Each eligible employee may contribute to the 401(k) plan in accordance with the plan terms. The Company matches its employee contributions to the 401(k) plan. The total matching contributions were less than $0.1 million for each of the three months ended October 31, 2021 and 2020, and $0.2 million for each of the nine months ended October 31, 2021 and 2020.

10. Stockholders’ Equity (Deficit) and Employee Incentive Plans

Redeemable Convertible Preferred Stock

Upon the closing of the Company’s IPO, all 26,710,600 shares of redeemable convertible preferred stock were automatically converted into shares of common stock, which includes an additional 640,387 shares of redeemable convertible preferred stock. The additional shares of redeemable convertible preferred stock consisted of 162,032 shares for the Series E conversion feature and 478,355 shares for the Series G dividends. The carrying value of $259.8 million was reclassified into common stock and additional paid-in-capital. As of October 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 and 43,200,000 shares of common stock at a par value of $0.00001 as of October 31, 2021 and January 31, 2021, respectively. As of October 31, 2021 and January 31, 2021, approximately 43,566,467 and 6,199,305 shares of common stock were issued and outstanding, respectively.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of October 31, 2021 and January 31, 2021, no dividends had been declared.

As of October 31, 2021, the Company has reserved common stock for future issuance, as follows:

Number of Shares
Stock options outstanding	9,532,525
Common stock warrants	105,350
Restricted stock units issued and outstanding	185,464
ESPP	830,000
Total	10,653,339

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

The Company has issued stock options to employees, directors, consultants, and advisors pursuant to the 2018 Plan and restricted stock units (“RSUs”) under the 2021 Plan.

Equity awards permitted under the 2021 Plan may be stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. Stock option grants may be either Incentive Stock Options (“ISO”) or Non-Qualified Stock Options (“NSO”). ISO may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, consultants, and nonemployee directors. Employee stock options are granted with an exercise price no less than the fair value of the underlying common stock on the grant date. Options granted under the 2021 Plan expire ten years from the date of grant and generally vest over four years at a rate of 25% upon the first anniversary of the issuance date and 1/48 per month thereafter.

As of October 31, 2021, there were 4.0 million shares available for grant under the 2021 Plan. The 2021 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2022, by an amount equal to the least of (i) 4,120,000 shares, (ii) five-percent (5%) of the outstanding Shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2021 Plan no later than the last day of the immediately preceding Fiscal Year.

Employee Stock Purchase Plan

In July 2021, the Company established an Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 15% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. A participant will be permitted to purchase a maximum of shares during each offering period and no participant may purchase more than 1,000 shares during any offering period.

Except for the initial offering period, the ESPP provides for 24-month offering periods beginning March 21 and September 21 of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began on July 22, 2021 and will end on September 20, 2023. The initial offering shall consist of four purchase periods with the first purchase period ending on March 20, 2022, and the final purchase period ending on September 20, 2023.

The Company recognized stock-based compensation expense related to the ESPP of $1.1 million during the three and nine months ended October 31, 2021. As of October 31, 2021, accrued ESPP employee payroll contributions of $2.0 million are included within accrued compensation and benefits in the consolidated balance sheet. ESPP payroll contributions used to purchase shares are reclassified to stockholders’ equity on the purchase date. As of October 31, 2021, $4.1 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 0.9 years.

There were no purchases for the three or nine months ended October 31, 2021 related to the ESPP.

Stock Options

The following table summarizes stock option activity under the Stock Plans for the nine months ended October 31, 2021 (aggregate intrinsic value in thousands):

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Balances as of January 31, 2021	8,912,477	$6.42	6.49	$38,582
Options exercised	(1,042,606)	$5.57
Options granted	1,948,563	$22.49
Options cancelled	(302,583)	$10.00
Balances as of October 31, 2021	9,515,851	$9.69	6.72	$291,474
Options vested and expected to vest as of October 31, 2021	9,515,851	$9.69	6.72	$291,474
Options vested and exercisable as of October 31, 2021	5,824,909	$6.07	5.39	$199,502

No stock options were granted during the three months ended October 31, 2021. Stock options granted during the three months ended October 31, 2020 had a weighted-average grant-date fair value of $3.83 per share. The aggregate intrinsic value of options exercised during the three months ended October 31, 2021 and 2020 was $8.3 million and $0.2 million, respectively.

Stock options granted during the nine months ended October 31, 2021 and 2020 had a weighted-average grant-date fair value of $9.30 and $3.07, respectively. The aggregate intrinsic value of options exercised during the nine months ended October 31, 2021 and 2020 was $22.7 million and $0.3 million, respectively.

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

The Company recognized stock-based compensation expense related to stock options of $1.9 million and $5.7 million during the three and nine months ended October 31, 2021. As of January 31, 2021 and October 31, 2021, there was $8.7 million and $20.1 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years and 2.6 years, respectively.

During the year ended January 31, 2018, in connection with services provided for recruitment, the Company granted 40,646 stock options outside of the Stock Plans to a third party. During the nine months ended October 31, 2021, the recipient exercised 23,972 stock options. The related stock-based compensation expense was not material for the three and nine months ended October 31, 2021 and 2020.

RSUs

During the nine months ended October 31, 2021, the Company began granting RSUs to its employees. RSUs granted had service-based vesting conditions. The service based vesting condition for these awards is generally satisfied by rendering continuous service for four years, during which time the grants will vest with a cliff vesting period of one year and continued vesting quarterly thereafter.

The following table is a summary of RSU activity for the three and nine months ended October 31, 2021:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Unvested Balance as of January 31, 2021	—	$—
RSUs granted	189,556	50.27
RSUs vested	—	—
RSUs forfeited	(4,092)	50.23
Unvested Balance as of October 31, 2021	185,464	$50.27

The aggregate fair value of the RSU awards granted was $9.5 million during the three and nine months ended October 31, 2021, which represents the fair value of the common stock on the date the service-based vesting awards were granted.

We recognized $0.4 million in stock-based compensation expense related to service vesting-based RSUs during the three and nine months ended October 31, 2021. As of October 31, 2021, there was $9.0 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over an average vesting period of 3.9 years.

Determination of Fair Value

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which is dependent upon several variables, such as the fair value of the Company’s common stock, the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield.

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

Expected volatility—The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company does not have sufficient trading history for the Company’s common stock.

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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Stock Option Plans:
Expected term (in years)	*	6.1	6.1	6.1
Expected volatility	*	40.0%	42.0%	39.9%
Risk-free interest rate	*	0.4%	1.0%	0.4%
Dividend yield	*	—	—	—

*No stock options were granted during the three months ended October 31, 2021.

The fair value of employee stock purchase rights for the initial offering period under the 2021 ESPP was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three and Nine Months Ended October 31,
2021
Employee Stock Purchase Plan:
Expected term (in years)	0.6 - 2.1
Expected volatility	46.7% - 52.1%
Risk-free interest rate	0.1% - 0.2%
Dividend yield	—

Stock-Based Compensation

Stock-based compensation expense was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cost of revenue—subscription	$66	$16	$123	$50
Cost of revenue—services	70	14	116	41
Research and development	1,085	328	2,224	968
Sales and marketing	1,292	337	2,521	1,013
General and administrative	840	440	2,179	1,270
Total stock-based compensation expense	$3,353	$1,135	$7,163	$3,342

Stock-based compensation expense related to options and RSUs granted to nonemployees for the three and nine months ended October 31, 2021 and 2020 was not material.

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

The Company recorded income tax expense of $0.2 million for each of the three months ended October 31, 2021 and 2020, and $0.7 million for each of the nine months ended October 31, 2021 and 2020. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained.

The American Rescue Plan Act (ARPA) was signed into law on March 11, 2021. The ARPA did not have any impact on the Company’s provision for income taxes for the three and nine months ended October 31, 2021.

12. Geographic Information

The following table depicts the disaggregation of revenue by geographic area based on the billing address of the customer (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
United States	$18,618	$16,324	$55,001	$47,690
International	12,206	9,329	33,477	26,168
Total	$30,824	$25,653	$88,478	$73,858

No individual foreign country contributed 10% or more of total revenue for the three and nine months ended October 31, 2021 and 2020.

As of January 31, 2021 and October 31, 2021, substantially all of the Company’s long-lived assets were located in the United States.

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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator
Net loss	$(15,924)	$(10,148)	$(44,993)	$(30,336)
Cumulative dividends on Series G redeemable convertible preferred stock	—	(1,446)	(2,917)	(2,596)
Net loss attributable to common stockholders	$(15,924)	$(11,594)	$(47,910)	$(32,932)
Denominator
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	43,440	5,695	19,742	5,672
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(2.04)	$(2.43)	$(5.81)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of October 31,
	2021	2020
Stock options	9,533	9,264
Redeemable convertible preferred stock (on an if-converted basis)	—	26,412
Common stock warrants	105	105
RSUs	185	—
Employee stock purchase rights under the ESPP	37	—
Total	9,860	35,781

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

We have achieved significant growth over our operating history. For the nine months ended October 31, 2021 and 2020, our revenue was $88.5 million and $73.9 million, respectively, representing period-over-period growth of 20%. As of October 31, 2021 and 2020, our ARR was $122.3 million and $101.4 million, respectively, representing period-over-period growth of 21%. For the nine months ended October 31, 2021 and 2020, our net loss was $45.0 million and $30.3 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.

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

We also derive subscription revenue from a fully-managed offering of Couchbase Server, called Couchbase Capella, which we introduced in June 2020 under the name Couchbase Cloud. Couchbase Capella is licensed using an on-demand consumption model or an annual credit model, which provides flexibility and removes the need to license different node types separately. On-demand pricing allows customers to pay only for what they use based on hourly pricing, and the credits purchased through our annual credit model expire only at the end of a 12-month period, rather than ratably over the year. We also provide automatic conversion to on-demand consumption when credits expire or are exhausted. Couchbase Capella credits can be purchased upfront to provide cost savings with volume discounts available based on credit quantity. We offer multiple pricing levels for Couchbase Capella, based on included capabilities and support response time. In October 2021, we expanded Couchbase Capella to include a fully hosted offering.

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

We complement our “sell-to” go-to-market motion with a “buy-from” go-to-market motion, which is focused on targeting the application developer community to drive adoption of our platform. To accomplish this, we offer free Community Editions of some of our products, free trials of our Enterprise Edition of Couchbase Server and Couchbase Capella products and a web browser-based demonstration version of Couchbase Server to further accelerate application developer adoption. We believe these offerings lead to future purchases of the Enterprise Edition. While our Community Edition includes the core functionality of Couchbase Server, it is not suited for mission-critical deployments, as it offers only limited functionality around the scaled performance and security that enterprises require and no direct customer support from Couchbase.

We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. Our PartnerEngage program, which serves as our umbrella partner program, is tailored to enable our partners to deliver an excellent experience for customers while achieving profitable growth. For our customers, PartnerEngage provides more options and enhanced availability to reach Couchbase. A significant portion of our revenue in fiscal 2021 and the nine months ended October 31, 2021 was attributable to our partner ecosystem.

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

We have also been successful in retaining our customers and increasing their spend with us over time. Our dollar-based net retention rate was at least 115% for each of the past seven quarters. See the section titled “—Factors Affecting Our Performance” for more information about how we calculate dollar-based net retention rate.

Factors Affecting Our Performance

Continuing to Acquire New Customers

We grow our subscription revenue by acquiring new customers. The size of our customer base may vary from period to period for several reasons, including the length of our sales cycle, the effectiveness of our sales and marketing efforts, enterprise application development cycles and the corresponding adoption rates of modern applications that require database solutions like ours. Additionally, our revenue has and will vary as new customers purchase our products due to the fact that we recognize a portion of such subscription revenue upfront. As digital transformation continues to accelerate, we believe that Couchbase Capella, our fully-managed DBaaS offering, will become increasingly popular as a result of its compelling pricing model, ease of operation, lower TCO, time to market and flexibility. We will continue to offer Couchbase Capella and provide flexible, highly available and differentiated economical options to capture new customers.

Continuing to Expand Within Existing Customers

A significant part of our growth has been, and we expect will continue to be, driven by expansion within our existing customer base. Growth of our revenue from our existing customers results from increases in the scale of their deployment for existing use cases, or when customers utilize our platform to address new use cases. In addition, our professional services organization helps customers deploy new use cases and optimize their existing implementations. Our revenue from our subscription offerings varies depending on the scale and performance requirements of our customers’ deployments. We are focusing on growing our subscription revenue, particularly from enterprises, while delivering professional services and training to support this growth. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate of at least 115% in each of the past seven quarters.

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

Key Business Metrics

Annual Recurring Revenue

We define ARR as of a given date as the annualized recurring revenue that we would contractually receive from our customers in the month ending 12 months following such date. Based on historical experience with customers, we assume all contracts will be automatically renewed at the same levels unless we receive notification of non-renewal and are no longer in negotiations prior to the measurement date. ARR excludes revenue from on-demand arrangements and services. ARR should be viewed independently of revenue, and does not represent our revenue under U.S. GAAP on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal dates. ARR is not intended to be a replacement for forecasts of revenue. Although we seek to increase ARR as part of our strategy of targeting large enterprise customers, this metric may fluctuate from period to period based on our ability to acquire new customers and expand within our existing customers. We believe that our ARR is an important indicator of the growth and performance of our business.

	As of October 31,
	2021	2020
	(in millions)
ARR	$122.3	$101.4

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

	As of October 31,
	2021	2020
Customers	568	524

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(dollars in thousands)
Total revenue	$30,824	$25,653	$88,478	$73,858
Gross profit	$27,088	$22,517	$77,825	$65,362
Add: Stock-based compensation expense	136	30	239	91
Non-GAAP gross profit	$27,224	$22,547	$78,064	$65,453
Gross margin	87.9%	87.8%	88.0%	88.5%
Non-GAAP gross margin	88.3%	87.9%	88.2%	88.6%

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(dollars in thousands)
Total revenue	$30,824	$25,653	$88,478	$73,858
Loss from operations	$(15,491)	$(9,079)	$(43,590)	$(25,076)
Add: Stock-based compensation expense	3,353	1,135	7,163	3,342
Add: Litigation-related expenses	—	—	—	213
Non-GAAP operating loss	$(12,138)	$(7,944)	$(36,427)	$(21,521)
Operating margin	(50)%	(35)%	(49)%	(34)%
Non-GAAP operating margin	(39)%	(31)%	(41)%	(29)%

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(dollars and shares in thousands)
Net loss attributable to common stockholders	$(15,924)	$(11,594)	$(47,910)	$(32,932)
Add: Stock-based compensation expense	3,353	1,135	7,163	3,342
Add: Litigation-related expenses	—	—	—	213
Non-GAAP net loss attributable to common stockholders	$(12,571)	$(10,459)	$(40,747)	$(29,377)
GAAP net loss per share attributable to common stockholders	$(0.37)	$(2.04)	$(2.43)	$(5.81)
Non-GAAP net loss per share attributable to common stockholders	$(0.29)	$(1.84)	$(2.06)	$(5.18)
Weighted average shares outstanding, basic and diluted	43,440	5,695	19,742	5,672

Free Cash Flow

We define free cash flow as cash used in operating activities less purchases of property and equipment, which includes capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. For the three months ended October 31, 2021 and 2020, our free cash flow included cash paid for interest on our long-term debt of $0.1 million and $0.7 million, respectively. For the nine months ended October 31, 2021 and 2020, our free cash flow included cash paid for interest on our long-term debt of $0.6 million and $3.2 million, respectively.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Net cash used in operating activities	$(19,747)	$(13,143)	$(38,922)	$(32,609)
Less: Purchases of property and equipment	(564)	(144)	(814)	(2,770)
Free cash flow	$(20,311)	$(13,287)	$(39,736)	$(35,379)
Net cash used in investing activities	$(52,527)	$(14,289)	$(47,625)	$(16,915)
Net cash provided by (used in) financing activities	$(25,499)	$342	$190,848	$79,427

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

Following the challenges that we experienced due in large part to the COVID-19 pandemic, we have seen continued growth in our business. More broadly, we believe this growth may accelerate as businesses begin to reopen and existing and prospective COVID-19 impacted customers recover, as our investments in Couchbase Capella begin to gain traction and as our sales and marketing organization is able to operate at full capacity. The impact of the COVID-19 pandemic on our industry continues to evolve, and the full impact on our financial condition and results of operations remains uncertain, including as a result of outbreaks and variants. See the section titled “Risk Factors—Risks Related to Our Industry and Business—The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations” for more information regarding risks related to the COVID-19 pandemic.

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

Cost of Revenue

Cost of subscription revenue primarily consists of personnel-related costs associated with our customer support organization, including salaries, bonuses, benefits and stock-based compensation, expenses associated with software and subscription services dedicated for use by our customer support organization, third-party cloud infrastructure expenses, amortization of costs associated with capitalized internal-use software related to Couchbase Capella and allocated overhead. There is no cost of revenue associated with our license revenue. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases and as we continue to amortize capitalized internal-use software costs related to Couchbase Capella. Cost of services revenue primarily consists of personnel-related costs associated with our professional services and training organization, including salaries, bonuses, benefits and stock-based compensation, costs of contracted third-party partners for professional services, expenses associated with software and subscription services dedicated for use by our professional services and training organization, travel-related expenses and allocated overhead. We expect our cost of services revenue to increase in absolute dollars as our services revenue increases.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs associated with our finance, legal, human resources and other administrative personnel. In addition, general and administrative expenses include non-personnel costs, such as fees for professional services such as external legal, accounting and other professional services, expenses associated with software and subscription services dedicated for use by our general and administrative organization, certain taxes other than income taxes and allocated overhead. We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations and increased expenses for insurance, investor relations and professional services. We expect that our general and administrative expenses will increase in absolute dollars as we continue to invest in the growth of our business and operate as a publicly-traded company. We expect general and administrative expenses to fluctuate as a percentage of revenue in the near term, but to decrease as a percentage of revenue over the long term as we achieve greater scale in our business.

Interest Expense

Interest expense consists primarily of interest, prepayment penalties and end-of-term charges for our term loan and interest charges for our Credit Facility.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency gains and losses related to the impact of transactions denominated in a foreign currency, gain on a legal settlement and interest income.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
License	$3,774	$3,010	$12,468	$8,550
Support and other	25,234	21,078	71,034	60,347
Total subscription revenue	29,008	24,088	83,502	68,897
Services	1,816	1,565	4,976	4,961
Total revenue	30,824	25,653	88,478	73,858
Cost of revenue:
Subscription(1)	2,094	1,840	6,218	4,113
Services(1)	1,642	1,296	4,435	4,383
Total cost of revenue	3,736	3,136	10,653	8,496
Gross profit	27,088	22,517	77,825	65,362
Operating expenses:
Research and development(1)	13,103	10,109	38,267	28,388
Sales and marketing(1)	22,817	17,443	65,714	51,145
General and administrative(1)	6,659	4,044	17,434	10,905
Total operating expenses	42,579	31,596	121,415	90,438
Loss from operations	(15,491)	(9,079)	(43,590)	(25,076)
Interest expense	(133)	(746)	(630)	(4,762)
Other income (expense), net	(51)	(86)	(44)	221
Loss before income taxes	(15,675)	(9,911)	(44,264)	(29,617)
Provision for income taxes	249	237	729	719
Net loss	$(15,924)	$(10,148)	$(44,993)	$(30,336)

(1)	Includes stock-based compensation expense as follows:
	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue—subscription	$66	$16	$123	$50
Cost of revenue—services	70	14	116	41
Research and development	1,085	328	2,224	968
Sales and marketing	1,292	337	2,521	1,013
General and administrative	840	440	2,179	1,270
Total stock-based compensation expense	$3,353	$1,135	$7,163	$3,342

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
License	12%	12%	14%	12%
Support and other	82	82	80	82
Total subscription revenue	94	94	94	93
Services	6	6	6	7
Total revenue	100	100	100	100
Cost of revenue:
Subscription	7	7	7	6
Services	5	5	5	6
Total cost of revenue	12	12	12	12
Gross profit	88	88	88	88
Operating expenses:
Research and development	43	39	43	38
Sales and marketing	74	68	74	69
General and administrative	22	16	20	15
Total operating expenses	138	123	137	122
Loss from operations	(50)	(35)	(49)	(34)
Interest expense	*	(3)	(1)	(6)
Other income (expense), net	*	*	*	*
Loss before income taxes	(51)	(39)	(50)	(40)
Provision for income taxes	1	1	1	1
Net loss	(52)%	(40)%	(51)%	(41)%

*   Represents less than 1%

Note: Certain figures may not sum due to rounding.

Comparison of Three and Nine Months Ended October 31, 2021 and 2020

Revenue

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue
License	$3,774	$3,010	$764	25%	$12,468	$8,550	$3,918	46%
Support and other	25,234	21,078	4,156	20%	71,034	60,347	10,687	18%
Total subscription revenue	29,008	24,088	4,920	20%	83,502	68,897	14,605	21%
Services	1,816	1,565	251	16%	4,976	4,961	15	0%
Total revenue	$30,824	$25,653	$5,171	20%	$88,478	$73,858	$14,620	20%

Subscription revenue increased by $4.9 million, or 20%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in subscription revenue was due to an increase in revenue from existing customers and new customers, as we increased our customer base from 524 customers as of October 31, 2020 to 568 customers as of October 31, 2021. Approximately 81% of the increase in revenue was attributable to growth from existing customers, and the remaining increase was attributable to new customers.

Subscription revenue increased by $14.6 million, or 21%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. Approximately 82% of the increase in revenue was attributable to growth from existing customers, and the remaining increase was attributable to new customers.

Services revenue increased by $0.3 million, or 16%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in services revenue was primarily due to an increase in the number of professional services hours performed.

Services revenue remained relatively flat during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. There was a similar number of professional services hours performed during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
		(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	$2,094	$1,840	$254	14%	$6,218	$4,113	$2,105	51%
Services	1,642	1,296	346	27%	4,435	4,383	52	1%
Total cost of revenue	$3,736	$3,136	$600	19%	$10,653	$8,496	$2,157	25%
Gross profit	$27,088	$22,517			$77,825	$65,362
Gross margin	87.9%	87.8%			88.0%	88.5%
Headcount (at period end)	59	48			59	48

Cost of subscription revenue increased by $0.3 million, or 14%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in cost of subscription revenue was primarily due to an increase of $0.3 million in personnel-related costs associated with increased headcount.

Cost of subscription revenue increased by $2.1 million, or 51%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in cost of subscription revenue was primarily due to an increase of $1.1 million in personnel-related costs associated with increased headcount and an increase of $1.0 million related to the amortization of costs associated with capitalized internal-use software related to Couchbase Capella.

Cost of services revenue increased by $0.3 million, or 27%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in cost of services revenue was primarily due to an increase of $0.3 million in personnel-related costs associated with increased headcount and an increase of less than $0.1 million related to an increase in contracted third-party professional services.

Cost of services revenue increased by less than $0.1 million, or 1%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in cost of services revenue was primarily due to an increase of $0.4 million in personnel-related costs associated with increased headcount and an increase of $0.1 million related to software and subscription services dedicated for use by our professional services and training organization. These increases were partially offset by a decrease of $0.3 million related to a reduction in contracted third-party professional services and a decrease of $0.2 million in travel-related costs due to COVID-19 restrictions.

Gross margin increased slightly during the three months ended October 31, 2021 compared to the three months ended October 31, 2020, primarily due to the mix of subscriptions and services we sell and the associated revenue. Gross margin decreased during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, primarily due to the amortization of capitalized internal-use software related to Couchbase Capella which began in the second half of fiscal 2021.

Research and Development

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
		(dollars in thousands)				(dollars in thousands)
Research and development	$13,103	$10,109	$2,994	30%	$38,267	$28,388	$9,879	35%
Percentage of revenue	43%	39%			43%	38%
Headcount (at period end)	249	191			249	191

Research and development increased by $3.0 million, or 30%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in research and development expenses was primarily due to an increase of $2.7 million in personnel-related costs associated with increased headcount.

Research and development increased by $9.9 million, or 35%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in research and development expenses was primarily due to an increase of $9.1 million in personnel-related costs associated with increased headcount.

Sales and Marketing

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
		(dollars in thousands)				(dollars in thousands)
Sales and Marketing	$22,817	$17,443	$5,374	31%	$65,714	$51,145	$14,569	28%
Percentage of revenue	74%	68%			74%	69%
Headcount (at period end)	279	229			279	229

Sales and marketing increased by $5.4 million, or 31%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in sales and marketing expenses was primarily due to an increase of $4.4 million in personnel-related costs associated with increased headcount and an increase of $0.4 million in sales and marketing program expenses primarily associated with costs of general marketing and promotional activities as we continue to expand our sales and marketing efforts to attract new customers and deepen our engagement with existing customers.

Sales and marketing increased by $14.6 million, or 28%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in sales and marketing expenses was primarily due to an increase of $13.0 million in personnel-related costs associated with increased headcount and an increase of $1.3 million in sales and marketing program expenses primarily associated with costs of general marketing and promotional activities as we continue to expand our sales and marketing efforts to attract new customers and deepen our engagement with existing customers. This was partially offset by a decrease of $0.8 million in travel-related costs due to COVID-19 restrictions.

General and Administrative

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
		(dollars in thousands)				(dollars in thousands)
General and administrative	$6,659	$4,044	$2,615	65%	$17,434	$10,905	$6,529	60%
Percentage of revenue	22%	16%			20%	15%
Headcount (at period end)	57	48			57	48

General and administrative increased by $2.6 million, or 65%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in general and administrative expenses was primarily due to an increase of $1.2 million in personnel-related costs associated with increased headcount and an increase of $1.1 million in additional professional fees and other corporate expenses associated with being a publicly traded company.

General and administrative increased by $6.5 million, or 60%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in general and administrative expenses was primarily due to an increase of $3.4 million in personnel-related costs associated with increased headcount and an increase of $2.3 million in additional professional fees and other corporate expenses associated with being a publicly traded company.

Interest Expense

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
		(dollars in thousands)				(dollars in thousands)
Interest expense	$(133)	$(746)	$613	(82)%	$(630)	$(4,762)	$4,132	(87)%

Interest expense decreased by $0.6 million, or 82%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The decrease in interest expense was primarily due to the termination of our term loan in January 2021, which was replaced by our Credit Facility that bears interest at a lower rate and has a lower loan balance than our term loan.

Interest expense decreased by $4.1 million, or 87%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The decrease in interest expense was primarily due to the termination of our term loan in January 2021, which was replaced by our Credit Facility that bears interest at a lower rate and has a lower loan balance than our term loan.

Other Income (Expense), Net

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
		(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(51)	$(86)	$35	(41)%	$(44)	$221	$(265)	(120)%

The changes in other income (expense), net during the three and nine months ended October 31, 2021 compared to the three and nine months ended October 31, 2020 were not material.

Provision for Income Taxes

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
		(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(15,675)	$(9,911)	$(5,764)	58%	$(44,264)	$(29,617)	$(14,647)	49%
Provision for income taxes	249	237	$12	5%	729	719	$10	1%
Effective tax rate	(1.6)%	(2.4)%			(1.6)%	(2.4)%

The provision for income taxes remained relatively flat during the three and nine months ended October 31, 2021 compared to the three and nine months ended October 31, 2020.

Liquidity and Capital Resources

We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our IPO with net proceeds totaling $214.9 million. We also have a Credit Facility to obtain up to $40.0 million in debt financing. In the third quarter of fiscal 2022, we repaid in full the $25.0 million aggregate then outstanding principal balance under our Credit Facility. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2020 and 2021 and the nine months ended October 31, 2021. As of October 31, 2021, we had an accumulated deficit of $328.7 million.

As of October 31, 2021, we had $207.6 million in cash, cash equivalents and short-term investments. We believe our existing cash, cash equivalents and short-term investments, availability under the Credit Facility, which is described in Note 7 of our notes to the condensed consolidated financial statements, and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and capital expenditures for at least the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future capital requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.

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

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2021, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $124.3 million. We expect to recognize revenue of $76.7 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.

Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(38,922)	$(32,609)
Investing activities	$(47,625)	$(16,915)
Financing activities	$190,848	$79,427

Operating Activities

Cash used in operating activities for the nine months ended October 31, 2021, of $38.9 million primarily consisted of our net loss of $45.0 million, adjusted for non-cash charges of $19.3 million and net cash outflows of $13.2 million from changes in our operating assets and liabilities. Changes in operating assets and liabilities primarily reflected a $13.6 million decrease in accounts receivable related to timing of billings and collections and a $10.8 million decrease in deferred revenue due to timing of billings. Additionally, there was an increase of $11.6 million in deferred commission related to increased sales during the period, and an increase of $5.9 million in prepaid expenses, offset by an increase in accounts payable of $1.1 million and an increase of $0.8 million in accrued compensation.

Cash used in operating activities for the nine months ended October 31, 2020, of $32.6 million primarily consisted of our net loss of $30.3 million, adjusted for non-cash charges of $12.5 million and net cash outflows of $14.7 million from changes in our operating assets and liabilities. Changes in operating assets and liabilities primarily reflected a $12.1 million decrease in accounts receivable related to timing of billings and collections and a $15.6 million decrease in deferred revenue due to timing of billings. Additionally, there was a $1.3 million decrease in accrued compensation and benefits related to timing of accruals paid and a $8.4 million increase in deferred commissions related to increased sales during the period.

Investing Activities

Cash used in investing activities for the nine months ended October 31, 2021, of $47.6 million consisted of purchases of short-term investments net of maturities and sales of $46.8 million and purchases of property and equipment of $0.8 million.

Cash used in investing activities for the nine months ended October 31, 2020, of $16.9 million consisted of purchases of short-term investments of $14.1 million and cash paid for purchases of property and equipment of $2.8 million.

Financing Activities

Cash provided by financing activities for the nine months ended October 31, 2021, of $190.8 million primarily consisted of proceeds from the completion of our IPO of $214.9 million, net of underwriters’ discounts and commissions, and proceeds from stock option exercises of $5.9 million offset by the payment of deferred offering costs of $4.9 million and payment of debt of $25.0 million.

Cash provided by financing activities for the nine months ended October 31, 2020, of $79.4 million consisted of net proceeds from the issuance of Series G redeemable convertible preferred stock of $104.3 million, net proceeds from borrowings of $6.4 million and proceeds from stock option exercises of $0.5 million. This was offset by net payments on borrowings of $31.8 million.

Contractual Obligations and Commitments

We negotiated a noncancelable arrangement with a cloud hosting service provider in July 2021. Under the arrangement, we committed to spend an aggregate of at least $10.0 million between August 2021 and July 2024, with a minimum amount of approximately $3.0 million in each of the first two years and $4.0 million in the third year on services with this vendor. Except for the cloud hosting arrangement and the repayment of debt of $25.0 million in the three months ended October 31, 2021, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the nine months ended October 31, 2021, from the commitments and contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in our Final Prospectus.

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

We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnification arrangements have been recorded as of October 31, 2021.

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

Interest Rate Risk

Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, commercial paper and corporate debt securities. As of October 31, 2021, we had cash and cash equivalents of $141.4 million and short-term investments of $66.2 million and no amounts outstanding under the Credit Facility. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

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

As of October 31, 2021, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our results of operations and cash flows.

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

We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $29.3 million, $40.0 million, $30.3 million and $45.0 million for fiscal 2020 and 2021 and the nine months ended October 31, 2020 and 2021, respectively. As of October 31, 2021, we had an accumulated deficit of $328.7 million. We expect our costs to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our sales and marketing and expand our operations and infrastructure, both domestically and internationally. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.

We may not continue to grow on pace with historical rates.

Our historical revenue growth should not be considered indicative of our future performance. Our revenue was $82.5 million, $103.3 million, $73.9 million and $88.5 million for fiscal 2020 and 2021 and the nine months ended October 31, 2020 and 2021, respectively. However, you should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term. Our revenue growth rate may also decline in future periods for a number of reasons, including slowing adoption of or demand for our products and services, increasing competition, a decrease in the growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others. In addition, our revenue growth rate may experience increased volatility due to global societal and economic disruption, including the COVID-19 pandemic. If our revenue growth rate declines, investors’ perceptions of our business and the market price of our common stock could be adversely affected.

If we fail to manage our growth effectively, our brand, business, financial condition and results of operations could be adversely affected.

We have experienced strong growth in our employee headcount, our geographic reach and our operations, and we expect to continue to experience growth in the future. Our employee headcount grew from 437 as of January 31, 2020 to 644 as of October 31, 2021. Employee growth has occurred both at our headquarters and in a number of locations across the United States and internationally. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain customer satisfaction. In addition, we have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in evolving industries, including market acceptance of our products and services, intense competition and our ability to manage our costs and operating expenses. Further, as our customers adopt our products and services for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology, or IT, and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. In addition, we operate globally, sold subscriptions in more than 50 countries as of October 31, 2021 and have established subsidiaries in the United Kingdom, India, France, Germany, Canada, Singapore, Australia, Israel, Japan and United Arab Emirates. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. If we do not manage the growth of our business and operations effectively, the quality of our products and services and the efficiency of our operations could suffer. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, any of which could adversely affect our brand, business, financial condition and results of operations.

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

The market for our products and services is relatively new and evolving, and it is uncertain whether this market will continue to grow, and even if it does grow, how rapidly it will grow, or whether our products and services will be more widely adopted. For example, many enterprises have invested substantial resources into legacy database solutions and may be reluctant or unwilling to migrate to or invest in alternative solutions. Accordingly, any predictions or forecasts about our future growth, revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. Our success will depend, in part, on market acceptance and the widespread adoption of our products and services as an alternative to other offerings and the selection of our products and services over competing offerings that may have similar functionality. Technologies related to database offerings are still evolving and we cannot predict market acceptance of our products and services or the development of other competing offerings based on entirely new technologies. For example, we currently derive and expect to continue to derive a substantial majority of our revenue and cash flows from subscriptions for, and services related to, the Enterprise Edition of our Couchbase platform, which includes Couchbase Server, our flagship product, and Couchbase Mobile, a full featured embedded NoSQL database for mobile and edge devices that can securely synchronize locally stored data with Couchbase Server and other devices. Demand for our platform is affected by a number of factors, many of which are beyond our control, including continued market acceptance by existing customers and potential customers, the ability to expand the product for different use cases, the timing of development and releases of new offerings by our competitors, technological change and the growth or contraction in the market in which we compete. It is possible that customer adoption of our new products, such as Couchbase Capella, may replace a portion of customer spend on our existing products. If the market for database solutions, and for NoSQL database solutions in particular, does not continue to grow as expected, or if we are unable to continue to efficiently and effectively respond to the rapidly evolving trends and meet the demands of our customers, achieve more widespread market awareness and adoption of our products and services or otherwise manage the risks associated with the introduction of new products and services, our competitive position would weaken and our business, financial condition, results of operations and prospects would be adversely affected.

If we fail to innovate in response to changing customer needs, new technologies or other market requirements, our business, financial condition and results of operations could be harmed.

Our ability to attract new customers and expand our relationship with our existing customers depends, in part, on our ability to enhance and improve our products and services, introduce compelling new features and address additional use cases. To grow our business and remain competitive, we must continue to enhance our products and services and develop features that reflect the constantly evolving nature of technology and our customers’ needs. Our market is also subject to rapid technological change, evolving industry standards and changing regulations, as well as changing customer needs, requirements and preferences. The success of any new or enhanced product or service features depends on several factors, including our anticipation of market changes and market demand for the enhanced features, timely completion and delivery, adequate quality testing, integration of our products and services with existing technologies and applications and competitive pricing. For example, in October 2021, we announced a hosted version of Couchbase Capella, our fully-managed DBaaS offering that we previously called Couchbase Cloud, which now permits our customers to deploy Couchbase Capella fully hosted by us on Amazon Web Services. As a relatively new product offering, it is uncertain whether Couchbase Capella will be widely adopted or how well it will be received by our existing and potential customers. If our investments in new products and services, including Couchbase Capella, are not successful, our business, financial condition and results of operations would be adversely affected.

In addition, because our products and services are designed to operate with a variety of systems, applications, data and devices, we will need to continuously modify and enhance our products and services to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. The addition of features and solutions to our products and services will increase our research and development expenses. Further, the addition of new products, such as Couchbase Capella, will increase our compliance and other expenses, including personnel and security and cloud infrastructure expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related research and development and other related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we are unable to successfully develop new product features, enhance our existing product features to meet customer requirements, gain market acceptance or otherwise manage the risks associated with the development of new products and features, our business, financial condition and results of operations would be adversely affected. If new technologies emerge that enable others to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete effectively.

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

Our results of operations may fluctuate from period to period as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Some of the factors that may cause our results of operations to fluctuate from period to period include:

•	market acceptance and the level of demand for our products and services, including new products and services we offer;

•	the quality and level of our execution of our business strategy and operating plan;

•	the effectiveness of our sales and marketing programs;

•	the length of our sales cycle, including the timing of renewals;

•	our ability to attract new customers, particularly large enterprises;

•	our ability to retain customers and expand their adoption of our products and services, particularly our largest customers;
•	our ability to successfully expand internationally and penetrate key markets;

•	our failure to maintain the level of service uptime and performance required by our customers with certain of our products;

•	technological changes and the timing and success of new or enhanced product features by us or our competitors or any other change in the competitive landscape of our market;

•	our product mix and the revenue recognition related to such products;

•	changes in the timing of renewals, average contract term or the timing of software revenue recognition, any of which may impact implied growth rates;

•	changes to our packaging and licensing models, which may impact the timing and amount of revenue recognized;

•	increases in and the timing of operating expenses that we may incur to grow our operations and to remain competitive;

•	pricing pressure as a result of competition or otherwise;

•	seasonal buying patterns;

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

Subscription revenue accounts for a significant portion of our revenue, comprising 94%, 93%, 94% and 93% of total revenue for fiscal 2021 and 2020 and the nine months ended October 31, 2021 and 2020, respectively.

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

In addition, the COVID-19 pandemic has disrupted and may continue to disrupt the operations of our customers and partners, particularly our customers in industries and segments, including consumer-facing travel and hospitality, in-store retail and in-person entertainment, that have been especially impacted by the pandemic. Other disruptions or potential disruptions resulting from the COVID-19 pandemic include restrictions on our personnel and the personnel of our partners to travel and access customers for training, delays in product development efforts and additional government requirements or other incremental mitigation efforts that may further impact our business and results of operations. The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the disease, the duration and spread of the disease, including as a result of outbreaks and variants, the rate of economic recovery and spending, including in different geographies, the scope of travel restrictions imposed in geographic areas in which we operate, mandatory or voluntary business closures, the impact on businesses and financial and capital markets and the extent and effectiveness of the development of vaccines and other actions taken throughout the world to contain the virus or treat its impact. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, financial condition and results of operations, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic continues to adversely affect our business and financial condition, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Although recent vaccine approvals and rollouts have raised hopes of a turnaround in the COVID-19 pandemic, renewed waves and new variants as well as delays in vaccinations pose risks to our recovery and outlook, as well as the recovery and outlook of our customers and partners. Growth may slow if virus outbreaks (including from new variants) prove difficult to contain, infections and deaths mount rapidly before vaccines are widely available, and social distancing measures and/or lockdowns return and are more stringent than anticipated or if the rate of economic recovery and spending fluctuates. Moreover, if economic policy support is insufficient or withdrawn before full economic recovery, bankruptcies of viable but illiquid companies could mount, leading to further or renewed employment and income losses and a more protracted recovery. Together, these uncertainties and risks could have a material adverse impact on our financial condition, business and results of operations.

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

If we are unable to address these difficulties and challenges or other problems encountered in connection with our international operations and expansion, we might incur unanticipated liabilities or we might otherwise suffer harm to our business generally. Some of our business partners also have international operations and are subject to the risks described above. These and other factors could harm our ability to generate revenue outside of the United States and, consequently, adversely affect our business, financial condition and results of operations.

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

On September 1, 2021 we repaid $25.0 million of outstanding indebtedness under our Credit Facility with Silicon Valley Bank. The company currently still maintains a $40.0 million revolving line of credit with Silicon Valley Bank. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this “Risk Factors” section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Our success depends, in part, on our relationships with third-party service providers, including providers of cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, payroll processing systems and data centers, among others. In particular, cloud hosting infrastructure is becoming increasingly important as customers adopt Couchbase Capella. If any of these third parties experience difficulty meeting our requirements or standards, become unavailable due to extended outages or interruptions, temporarily or permanently cease operations, face financial distress or other business disruptions or increase their fees, or if our relationships with any of these providers deteriorate or if any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements, we could suffer increased costs and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, our ability to generate and manage sales leads could be weakened or our business operations could be disrupted. Any of such disruptions may adversely affect our business, financial condition, results of operations or cash flows until we replace such providers or develop replacement technology or operations. In addition, if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships, our business, financial condition and results of operations could be adversely affected. These risks may be enhanced as a result of the fully hosted functionality of Couchbase Capella, which has been available since October 2021.

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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing data privacy, security and protection laws and regulations, intellectual property, employment and labor laws, workplace safety, consumer protection laws, anti-bribery laws, import and export controls, immigration laws, federal securities laws and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Our regulatory risk profile may be enhanced as a result of the fully hosted functionality of Couchbase Capella, which has been available since October 2021. Noncompliance with applicable regulations or requirements could subject us to:

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

We collect, use, store and transmit or otherwise process data as part of our business operations, including personal data in and across multiple jurisdictions. We also use third-party service providers to collect, use, store, transmit, maintain and otherwise process such information. In addition, as our customers continue to adopt Couchbase Capella, we will be processing increasing amounts of customer data, which may include personally identifiable information and other data subject to special laws or regulatory regimes. Increasingly, threats from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse and general hacking have become more prevalent in our industry and our customers’ industries. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of or loss of our data or customer data (including personal data), software or systems or disrupt our ability to provide our products and services. Any actual or perceived security incident could interrupt our operations, harm our reputation and brand, result in significant remediation and cybersecurity protection costs (including deploying additional personnel and modifying or enhancing our protection technologies and investigating and remediating any information security vulnerabilities), result in lost revenue, lead to regulatory investigations and orders, litigation, disputes, indemnity obligations, damages for breach of contract, penalties for violation of applicable laws and regulations and other legal risks, increase our insurance premiums, result in any other financial exposure, lead to loss of customer confidence in us or decreased use of our products and services and otherwise adversely affect our reputation, competitiveness, business, financial condition and results of operations.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As of January 31, 2021 we had completed a Section 382 study and have determined that none of the NOLs will expire solely due to Section 382 limitations. However, we may experience ownership changes as a result of our initial public offering or in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years.

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

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new offerings or platform features and market acceptance of such new offerings or platform features;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	short selling of our common stock or related derivative securities;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	announced or completed acquisitions of businesses, offerings or technologies by us or our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	new laws, regulations, rules or industry standards or new interpretations of existing laws, regulations, rules or industry standards applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time beginning in December 2021 on the third trading day following the announcement of our earnings for the third quarter of fiscal 2022. If our stockholders sell, or the market perceives that our stockholders intend to sell, a substantial number of shares of our common stock in the public market, the market price of our common stock could decline and our ability to raise capital through the sale of additional equity securities could be impaired. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and may take, or attempt to take, steps to sell, directly or indirectly, their shares or otherwise secure, or limit the risk to, the value of their unrecognized gains on those shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On July 26, 2021, we completed our IPO, in which we sold 9,589,999 shares of common stock at a price to the public of $24.00 per share, which includes 1,250,869 shares issued upon the exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of $214.9 million, net of underwriting discounts and commissions of $16.1 million. We incurred offering costs of approximately $4.9 million subject to certain cost reimbursements. As of October 31, 2021, all $4.9 million of offering expenses incurred in connection with our IPO have been paid. We intend to use a portion of the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses, and capital expenditures. In the three months ended October 31, 2021, we used $25.0 million of our IPO proceeds to repay the $25.0 million outstanding debt under the Credit Facility. Further, we may use a portion of the net proceeds to acquire or invest in businesses, products, services, or technologies. All the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257205), which was declared effective by the SEC on July 22, 2021. The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC, Goldman Sachs & Co LLC, Barclays, RBC Capital Markets, LLC, William Blair, Stifel, Baird and Oppenheimer & Co. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 22, 2021, pursuant to Rule 424(b).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Amended Outside Director Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X

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

COUCHBASE, INC.

Date: December 10, 2021	By:	/s/ MATTHEW M. CAIN
Matthew M. Cain
President, Chief Executive Officer
(Principal Executive Officer)

Date: December 10, 2021	By:	/s/ GREG HENRY
Greg Henry
Senior Vice-President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)