Form 10-K
period 2022-01-31
Couchbase, Inc.
filed 2022-03-31
CIK 1845022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-040601
____________________________
Couchbase, Inc.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	7372	26-3576987
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
Couchbase, Inc. 3250 Olcott Street Santa Clara, California		95054
(Address of Principal Executive Offices)		(Zip Code)
(650) 417-7500
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	BASE	Nasdaq Global Select Market
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant on July 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $30.16 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $719.7 million. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 44,171,413 shares of common stock as of February 28, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2022.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our expectations regarding:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, our ability to determine reserves and our ability to achieve and maintain future profitability;
•the sufficiency of our cash, cash equivalents and short-term investments to meet our liquidity needs;
•the demand for our products and services or for data management solutions in general;
•our ability to attract and retain customers and partners;
•our ability to develop new products and features and bring them to market in a timely manner and make enhancements to our offerings, as well as market acceptance of new products and features;
•our expectations regarding future developments with respect to Couchbase Capella, our fully-managed database-as-a-service, or DBaaS, offering;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•the impact of the COVID-19 pandemic and associated economic downturn on our business and results of operations;
•our expectations regarding the effects of existing and developing laws, rules, regulations and other legal obligations, including with respect to taxation and data privacy and security;
•our ability to manage risk associated with our business;
•our expectations regarding new and evolving markets;
•our ability to maintain, develop and protect our brand;
•our ability, and our customers’ and our third-party service providers’ ability, to maintain the security and availability to each of our technological and physical infrastructures;
•our expectations and management of future growth;
•our expectations concerning relationships with third parties;
•our ability to obtain, maintain, defend and enforce our intellectual property;
•our use of third-party open source software in our solutions and the availability of portions of our source code on an open source basis;
•our ability to successfully acquire and integrate companies and assets; and
•the increased expenses associated with being a public company.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events.
We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Risk Factor Summary
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face. You should carefully review and consider the full discussion of our risk factors below this summary, together with the other information in this Annual Report on Form 10-K. If any of the following risks or if any of those listed elsewhere in this Annual Report on Form 10-K actually occur, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
•We have a history of net losses, may not achieve or maintain profitability in the future and may not continue to grow on pace with historical rates.
•We face intense competition and if we are unable to compete effectively, our business, financial condition and results of operations would be adversely affected.
•We may fail to cost-effectively acquire new customers or obtain renewals, upgrades or expansions from our existing customers, which would adversely affect our business, financial condition and results of operations.
•The market for our products and services is relatively new and evolving, and our future success depends on the growth and expansion of this market.
•If we fail to innovate in response to changing customer needs, new technologies or other market requirements, our business, financial condition and results of operations could be harmed.
•We have a limited operating history, which makes it difficult to predict our future results of operations.
•Our future results of operations may fluctuate significantly, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
•We recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, and as a result, downturns or upturns in sales are not immediately reflected in full in our results of operations.
•We depend on our sales force, and we may fail to attract, retain, motivate or train our sales force, which could adversely affect our business, financial condition and results of operations.
•Our sales strategy to target larger enterprises involves risks that may not be present or that are present to a lesser extent with respect to smaller enterprises, such as long and unpredictable sales cycles and sales efforts that require considerable time and expense.
•If we are not able to maintain and enhance our brand, especially among enterprise architects, application developers and other key functions that support them, our business and results of operations may be adversely affected.
•The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations, as could other pandemics, natural disasters, political crises or other unexpected events.
•Our business could be adversely affected by economic downturns.
•Real or perceived errors, failures or bugs in our products or interruptions or performance problems associated with our technology and infrastructure could adversely affect our growth prospects, business, financial condition and results of operations.
•Our ability to maintain and increase sales with our existing customers depends, in part, on the quality of our customer support, and our failure to offer high-quality support would harm our reputation and adversely affect our business and results of operations.
•We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.
•Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.

•We may be unable to make acquisitions and investments or successfully integrate acquired companies into our business, and our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition and results of operations.
•If we are unable to maintain successful relationships with our partners, our business, financial condition and results of operations could be harmed.
•Certain estimates and information we refer to publicly are based on information from third-party sources and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data, and any real or perceived inaccuracies in such estimates and information may harm our reputation and adversely affect our business.
•Our use of third-party open source software in our solutions, the availability of core portions of our source code on an open source basis and contributions to our open source projects could negatively affect our ability to sell our products and provide our services, subject us to possible litigation and allow third parties to access and use software and technology that we use in our business, all of which could adversely affect our business and results of operations.
•Our distribution and licensing model could negatively affect our ability to monetize and protect our intellectual property rights.
•Because of the rights accorded to third parties under open source licenses, there may be fewer technology barriers to entry in the markets in which we compete and it may be relatively easy for new and existing competitors, some of whom may have greater resources than we have, to compete with us.
•Our decision to license certain source code under a source-available license, the Business Source License version 1.1, or BSL 1.1, may harm the adoption of our source code.
•We could incur substantial costs in obtaining, maintaining, protecting, defending and enforcing our intellectual property rights and any failure to obtain, maintain, protect, defend or enforce our intellectual property rights could reduce the value of our software and brand.
•We have been and may in the future become subject to intellectual property disputes which may be costly to defend, subject us to significant liability, require us to pay significant damages and limit our ability to use certain technologies.
•If our security measures, or those of our service providers or customers, are breached or unauthorized parties otherwise obtain access to our or our customers’ data or software, our products and services may be perceived as not being secure, customers may reduce or terminate their use of our products and services and we may face claims, litigation, regulatory investigations, significant liability and reputational damage.
•A portion of our revenue is generated by sales to heavily regulated organizations, which are subject to a number of challenges and risks.
•Our executive officers, directors and holders of 5% or more of our common stock continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

Part I
Item 1. Business
Overview
Couchbase provides a leading modern database for enterprise applications. Our mission is to empower enterprises to build, manage and operate modern mission-critical applications. Enterprises rely on Couchbase to power the core applications their businesses depend on with the highest performance, reliability, scalability and agility requirements for which there is no tolerance for disruption or downtime. Any compromise of these requirements could cause these applications to fail—stopping or delaying package delivery for shipping companies, interrupting reservations for travel companies or causing product shortages in stores for retailers.
Our database is versatile and works in multiple configurations, from cloud to multi- or hybrid-cloud to on-premise environments to the edge in truly distributed environments with flexibility in and between those environments. We have architected our database to fuse the trusted strengths of relational databases with the flexibility, performance and scale of NoSQL in the cloud. Our cloud-native platform provides a powerful modern database that serves the needs of both enterprise architects and application developers. Combined with our performance at scale, we believe this power enables customers to run their most important applications with the effectiveness they require, with the efficiency they desire and in the modern infrastructure environments they demand.
With nearly every aspect of our lives being transformed by digital innovation, enterprises are charged with building applications that enable delightful and meaningful customer experiences. Enterprises are increasingly reliant on applications, which in turn rely on databases to store, retrieve and operationalize data into action. Today, applications are operating at a scale, speed and dynamism unheard of just a decade ago. There is an increasing diversity of application types, modalities and delivery and consumption models, and the volume, velocity and variety of data on which they rely is growing at an exponential rate. Consequently, the demand on enterprises and their databases is growing exponentially.
While legacy database technologies were built to the highest performance and reliability requirements of their generation, they are approaching the limits for which they were designed. The underlying architecture of these technologies has not changed significantly, while the requirements of the applications they need to support are changing dramatically. Legacy database technologies are buckling under the pressure of digital transformation, as they were not built to update and respond in microseconds, enable rich, customized user experiences and perform without latency.
We designed Couchbase to give enterprises a database for the modern cloud world. Our platform combines the best capabilities of a relational database, like SQL transactions and ACID guarantees, with the flexibility and scalability of a NoSQL database. This allows enterprises to confidently accelerate strategic initiatives such as more quickly moving business-critical applications into the cloud, improving application flexibility and increasing developer agility. For our customers, we facilitate a seamless transition from legacy relational databases to our modern database resulting in better application scalability, user experience and security at the pace that works for them. We deliver this modern database both as a customer-managed product and as a fully-managed DBaaS that is managed by Couchbase. Our DBaaS, called Couchbase Capella, supports a broad set of use cases, reducing a customer’s need to buy, deploy and manage additional databases or supporting technologies.
Our Solution
Couchbase provides a leading modern database for enterprise applications. Our database is engineered for high performance at scale to serve the needs of mission-critical applications that enterprises run their businesses on.
We have architected our platform with a long-term vision towards serving the requirements of the most demanding enterprises. As digital transformation continues to take hold and the demand for highly interactive applications intensifies, we have purpose-built our platform to empower enterprises to manage these increased demands and deliver the rich, personalized experiences that customers expect. We believe that our purpose-built approach, which has required us to solve major computer science problems, will enable our platform to perform at enterprise-class levels even as it addresses the increasing demands of emerging trends, such as self-driving cars, the proliferation of edge computing with 5G, augmented reality and blockchain.
As customers continue to demand more from their existing and new applications, our platform enables enterprises to move to our next-generation database to keep their mission-critical applications—and by extension, their businesses—competitive.

Key Customer Benefits
Our platform delivers the following key benefits and capabilities for our customers:
•Fast. Our customers can rely on Couchbase for tens of millions of operations per second and response times measured in microseconds. To enable such high performance and scale, we architected our database to be a memory-first database. We have also built elasticity into our architecture to enable customers to configure Couchbase and optimize it for the highest performance across their workloads. We enable application reliability and resiliency by replicating data completely automatically across clusters in different data centers, whether they are in different clouds or regions. Our mix of no-compromises high performance and scale enables our customers to use our platform for mission-critical applications that they have not entrusted to other platforms.
•Flexible. Couchbase enables the principles of agile development and CI/CD through a wide range of toolsets designed to provide maximum flexibility for application developers and give them the power to utilize the data inside our database. Couchbase was built with a flexible JSON data model to enable schema changes without downtime, enabling continuous deployment.
•Familiar. Through our query language SQL++, we also leveraged 30 years of innovation in SQL such as join and aggregation operations and have extended it for JSON. SQL++’s unique capabilities enable enterprises to redeploy their SQL-trained DBAs and minimize disruption, enabling an easier transition from relational to our “not only SQL” version of NoSQL.
•Future Proof. We designed Couchbase to run wherever a customer wants, as a multi-cloud to edge distributed database that can be deployed on any combination of multiple public clouds without lock in, private clouds, virtual machines, containers and bare metal servers and right out to the edge. Customers looking for a turnkey way to deploy Couchbase Server are able to do so with Couchbase Capella, our fully-managed DBaaS. Because Couchbase Capella is fully-managed and automated, customers can focus on development, improving their applications and reducing time to market, instead of worrying about operational database management efforts.
Our Competitive Strengths
Our competitive strengths include the following:
•Powerful for Both Enterprise Architects and Application Developers. Our architecture is designed for high availability and performance at massive scale, while enabling agile application development with a flexible data model.
•Land and Easily Expand on a Single Platform Workload by Workload. Our platform makes it easy for enterprises to get started with Couchbase and over time, we can take over database requirements for mission-critical applications. This increases adoption to make Couchbase a source of truth and system of record for enterprises and enables us to become a core part of our customers’ IT systems.
•Enable Flywheel Go-To-Market Motion Combining “Buy-from” and “Sell-to.” Our go-to-market strategy is driven by our differentiated technology, which allows us to drive customer adoption through a mature “sell-to” motion targeting enterprise architects that is complemented by a “buy-from” motion targeting application developers. This provides us with a powerful flywheel that will continue to expand the reach and awareness of our platform among enterprise architects and application developers, which we believe will enable us to drive more effective marketing initiatives, shorter sales cycles and higher sales volume.
•Architected for Today and Tomorrow. We have architected our platform with a long-term vision towards providing the highest performance, reliability, scalability and agility for mission-critical applications at the largest enterprises all in one unified platform. In doing so, we have tackled and solved major computer science problems.
•People and Culture (Be Valued, Create Value). Our most important asset is our people. We are committed to a work environment where each employee feels valued, respected and treated like a critical member of the team to contribute to the company as well as to the broader community. Our true purpose is greater than career aspirations and corporate missions—it is about making life better for everyone we care about.

Our Growth Strategy
Key elements of our growth strategy include:
•Focus on Sustained Differentiation and Innovation for Enterprise Applications
•Couchbase Capella to Enable Easy Management and Consumption of our Sophisticated Core Platform. Couchbase Capella allows customers to get started with Couchbase quickly, easily and affordably. Couchbase Capella is a fully managed database-as-a-service based on our core platform that eliminates database management efforts and reduces a customer’s need to buy, deploy and manage additional databases or supporting technologies. We have and will continue to invest in Couchbase Capella by extending our offering to be available on additional cloud service providers and improving the developer experience.
•Core Platform to Enable Agility, Flexibility with Performance. Our modern database for enterprise applications appeals to both software architects and application developers alike. Couchbase Server combines the best aspects of relational database technology with the flexibility of a modern database, further enhancing Couchbase’s capability as a relational offload. Couchbase Mobile enables developers to build modern applications, including those at the edge, that are highly available and fast to deliver great customer experiences regardless of internet connectivity. We have and will continue to invest to enhance our single unified platform to further eliminate the need for point solutions so customers don’t have to manage separate technologies and independent data models. For example, we plan to invest in updates to our analytics features and support for additional processing architectures.
•Building out a Strong Enterprise Go-to-Market Motion and Growing Mindshare among Application Developers
•Expand within our Customer Base. Many of our customers begin by deploying our platform for initial applications as a cache or source of truth. As these customers realize the benefits of our platform, they may choose to deploy Couchbase as a system of record for their mission-critical applications. Our platform is built for customers to consolidate multiple point solutions from caching to a document database into a single high performance, reliable, scalable and agile platform.
•Grow Our Customer Base with New Customers. Our go-to-market motion is built on a highly instrumented direct selling motion to enterprises for mission-critical applications. Our “sell-to” motion focuses on capturing the top down strategic demands of enterprises through enterprise architects. To compliment the “sell to” motion, we look to further grow our “buy-from” selling motion through application developers, who are a key constituent driving digital transformation within their companies.
•Invest in Growing Our Ecosystem. We will grow our partner ecosystem of ISVs, cloud service providers and systems integrators to extend our reach. We will also invest in growing our developer community to increase mindshare among an influential audience.
Our Products
Our modern database is designed for the requirements of enterprises who need performance, reliability, scalability and agility and for an easy transition from legacy relational databases to our platform.
Couchbase Capella
Couchbase Capella is a fully-managed, automated and secure DBaaS that simplifies database management by deploying, managing and operating Couchbase Server across cloud environments with just a few clicks. With Couchbase Capella, customers get all the advantages of Couchbase’s modern database—such as the familiarity of SQL, developer agility and industry-leading price-performance—in a hosted DBaaS. Additionally, customers benefit from the latest features of the most recent Couchbase Server release.
Couchbase Server
Couchbase Server is a full-featured, multi-service NoSQL database. Our platform bridges the best aspects of relational databases, like distributed ACID transactions, with the flexibility of a modern database. Unlike most NoSQL databases, Couchbase provides a comprehensive SQL-compatible query language, SQL++, that allows for a wide array of data manipulation functions. Couchbase Server can be deployed on-premise or on any cloud.

Couchbase Mobile
Couchbase Mobile is a full-featured embedded NoSQL database for mobile and edge devices that enables an always-on experience with high data availability, even without internet connectivity. It also includes a synchronization gateway that allows for secure data sync between mobile devices and the backend data store. Capacity can also be added at every tier—on the device, over the internet and in the cloud—to easily scale to millions of users as demand grows.
Our Technology
We have taken a long-term approach in building our platform, enabling enterprises with the highest requirements to use Couchbase for their mission-critical applications. A core tenant of our development is committing to the highest standards and building a solution underpinned by key architectural decisions to sustain platform differentiation. In doing so, we have overcome some of the most challenging computer science problems in database technologies. We focus our innovation on not only solving modern data problems, but delivering solutions with elegance to our customers.
Core Architecture
Couchbase is a modern database that offers integrated data access to enable enterprise architects and application developers to address the requirements of enterprise applications and to take advantage of cloud infrastructure. We have incorporated the following core design principles into our platform architecture:
Memory-First
Couchbase is architected as a shared-nothing distributed database, leveraging fast memory and network to replicate data within a cluster and across data centers to achieve data resiliency and high availability at scale. With topology-aware clients and an integrated object cache, Couchbase can achieve sub-millisecond latency, which we believe eliminates the need for a secondary in-memory product as required with other databases. The integrated object cache reduces overall system complexity for development and operations and helps reduce total cost of ownership (TCO).
Persistence
Couchbase enables write operations to happen at memory and network speed while asynchronously processing persistence, replication and index management. Spikes in write operations do not block read or query operations, while background processes will persist and replicate data rapidly without slowing down the rest of the system. This enables the system to maintain sub-millisecond latency even as the system scales to support higher workloads. Durability and consistency options are available to allow application developers to decide when and where to increase latency in exchange for stricter durability and consistency guarantees.
Elastic Scalability
Couchbase is architected to leverage the elasticity of cloud infrastructure and run on a cluster of commodity servers. As nodes are added or removed from a cluster, data and its replicas are automatically redistributed across the available nodes, without any interruptions to operational workloads and any manual interventions by administrators. Automatic data partitioning reduces operational complexity relative to other NoSQL databases that require users to manually specify how to partition data based on access patterns.
With our multi-dimensional scaling (MDS) technology, administrators can control the scalability of the individual services (data, query, indexing, search, eventing and analytics) based on their workload characteristics. With MDS, hardware can be optimized and provisioned based on the workload, making for more efficient use of compute, storage and network resources. We believe this enables Couchbase to deliver high performance with lower total cost of ownership.
ACID Transactions
An advantage of Couchbase transactions is that customers are able to maximize platform performance by choosing when to use them. Customers can interleave operations that require strong ACID guarantees with those that do not to get both the performance and scale of a NoSQL system and the transactional guarantees of a traditional database. This gives customers the power to decide when to pay the transaction cost rather than having the database impose it unconditionally for every operation.
Distributed Replication
One of the key advantages of Couchbase is the built-in capability to distribute data and its replicas across multiple servers to support the 24x7 uptime requirements of mission-critical applications. Data and its replicas are intelligently placed across multiple racks and availability zones to protect against infrastructure failures. Couchbase also supports XDCR (cross data center replication) for high availability and disaster recovery to protect against large-scale data center failures. While traditionally data is replicated in minutes based on batch transfer of transaction logs, with Couchbase the data loss window is greatly reduced as data is replicated in real time from memory to memory in milliseconds.
Single Unified Platform
We combine the best of relational databases, like distributed ACID transactions, with the flexibility and scale of a document database, allowing customers to expedite application modernization initiatives. Bridging relational with NoSQL in a single unified platform means customers no longer need to use one database for transactions and a separate database for developer agility and scale. Similar to how a smartphone provides an order of magnitude improvement in simplicity and management by consolidating a telephone, music player, GPS navigator and web browser, we set out to consolidate multiple layers and components commonly used to develop an application into an integrated platform. The core capabilities of our platform include:
Key Value
Our platform can support millions of key-value lookups with sub-millisecond latency without requiring a secondary caching layer.
Query
Couchbase extends SQL, the standard query language used in the relational world, to support the JSON data model, retaining the benefits of SQL, including its high-level declarative nature, while allowing it to handle the more complex data structures commonly found in modern web, mobile and IoT applications.
Indexing
Indexes provide efficient means to query data without scanning the entire database. Indexes can be partitioned independently and as new requirements arise, applications can create new indexes with their own partition keys without affecting the performance of existing queries. With data and index separation, applications can add as many indexes as needed without affecting write latency.
Full-Text Search
Application developers can easily add powerful and flexible search capabilities to their applications, without the complexity of installing and managing a separate search engine. Our platform integrates full-text search with its query service to allow application developers to use full-text search queries directly within an SQL query, eliminating the need to write complex code to process and combine the results from separate SQL and search queries.
Eventing
Eventing is a highly available, performant and scalable service which enables user-defined business logic to be invoked in real time on the server when application interactions create changes in the data. Eventing makes it easy to develop, deploy and maintain data-driven business rules from a centralized platform, eliminating the complexity with maintaining and updating business rules in all applications consistently.
Analytics
With the Couchbase Analytics service, our parallel data management capability for Couchbase Server designed to efficiently run complex queries, Couchbase Server is able to support hybrid operational/analytical workloads. Users can run ad hoc analytical queries on operational data using a Massively Parallel Processing query engine, without impacting operational application performance or requiring the movement of data to a secondary analytics solution. The Couchbase Analytics service also allows quick ingestion of operational data, making it immediately available for analytical queries.
Develop with Agility, Deploy at Scale, Run Anywhere
The Couchbase platform and its integrated services are designed to enable application developer agility, while making it easy to secure, deploy and manage global deployments at scale. Couchbase also automates common tasks to increase operational efficiency. Our database automatically shards data, instead of requiring a database administrator to manually shard it. Our platform also manages failover by detecting that a node or group is unresponsive and then initiates a failover process. Nodes can be added or removed in minutes with push-button simplicity, without any downtime or code changes.
Uniform Programming Model
With a single connection through our Couchbase Developer Application Toolkit, application developers can access all the Couchbase services using our client software development kits, or SDKs, in language-specific APIs with uniform syntax. Unlike other NoSQL databases, applications written on a laptop against a single-node development cluster will run without any code changes when deployed on a multi-node production cluster in which the data is automatically shared.
SQL++: Big Data and SQL Integration
Couchbase integrates easily with the big data and SQL ecosystem of an enterprise. Current supported integrations include Spark, Kafka, Elasticsearch and BI/ETL tools via CData connector such as Tableau, PowerBI, Talend and Informatica, among others.
Container and Cloud Deployments
Couchbase can be controlled and automated within Kubernetes without manual deployment and life-cycle management. Couchbase on containers and Kubernetes provides a powerful cloud-native data platform with autonomous database management capabilities, including automated deployments, auto-scaling based on workloads, scheduled backups and automated upgrades. Our Couchbase Autonomous Operator enables the DevOps team to run Couchbase through a Kubernetes platform and provides freedom from cloud vendor lock-in and supports hybrid and multi-cloud strategies.

Full-Stack Security
Couchbase provides end-end enterprise-level security for data everywhere—on the wire, on the device, in the cloud and in the data center. While the requirement to secure data remains unchanged, the security requirements differ at each layer. The Couchbase Data Platform is designed with all of these requirements in mind to simplify security enforcement and compliance.
Our Customers
As of January 31, 2022, we had 590 customers worldwide. Our customers range from cloud-native organizations to those who are undergoing digital transformation and range from small and medium-sized enterprises to top businesses in their respective industries and in the Fortune 100.
Marketing, Sales and Partners
Our marketing, sales and partner organizations work closely together to drive market awareness and adoption of our technology and services, build new business pipelines and develop strong customer and partner relationships to drive revenue growth.
We have two major avenues to drive customer adoption: through our mature enterprise “sell-to” motion and through our evolving developer-led “buy-from” motion. Our highly-instrumented “sell-to” model aligns marketing investments with sales capacity to deliver sufficient pipeline creation to meet our business goals, taking into consideration lag times, sales cycle duration and conversion at each stage through the funnel. We have built a sales organization that understands the strategic needs of enterprises as well as a marketing organization that emphasizes our enablement of digital transformation through our no-compromises approach to performance, resiliency and scale and TCO savings. Our “buy-from” motion is fueled by a range of product-led growth initiatives targeting our application developer community to drive adoption. For example, we offer free trials of Couchbase’s products to encourage adoption. We believe these offerings lead to future purchases.
Marketing
Our marketing efforts are focused on building our brand reputation as well as generating interest and demand for our platform from our two primary target audiences: enterprise architects and application developers. In addition, due to the broad set of capabilities of our platform, we also market our value proposition to many other key functions, such as operational and technical teams, that work with and support our two primary target audiences. We do this through a combination of awareness building, digital and field-based demand generation, including user and customer advocacy, developer community engagement and partner co-marketing.
Once we have identified qualified leads, we utilize nurture campaigns to accelerate sales cycles. We also use advanced predictive analytics and attribution tools to improve our targeting efforts and maximize the effectiveness of our demand generation investments, and ultimately, improve the return-on-investment from our marketing activities.
Sales
We primarily sell through our direct sales force, which consists of field professionals and inside sales personnel. Our sales organization is generally segmented based on account size, geography and, in our larger geographic markets, by industry vertical. To reach potential customers, we have built a significant field presence across the Americas, EMEA and APAC.
Our direct sales force includes sales engineers with deep technical expertise who provide pre-sales demonstrations to help prospective customers identify key use cases, as well as pre-sales technical support and solutions engineering for our customers. Our sales organization also leverages support from the strength of our customer advocacy.
Once adopted, usage of our modern database often rapidly expands across the enterprise. Our customer success team is a key driver of this land-and-expand model and engages with customers to help ensure that they are receiving value from our platform while also supporting a growing relationship over time by proactively guiding our customers to realize other strategic and transformative use cases and adopt our services.

Our land-and-expand efforts are also supported by our professional services and training organizations. Our professional services organization consists of subject matter experts that focus on helping customers accelerate their time to production and time to value.
Partners
We believe that strong engagement with our partner ecosystem affords us increased reach and greater distribution of our platform. Our PartnerEngage program, which serves as our umbrella program, is tailored to enable our partners to deliver an excellent experience for customers while achieving profitable growth.
Our partner efforts are focused on the following:
•Cloud Service Providers. CSPs are increasingly utilized by our customers to deliver Infrastructure-as-a-Service and Platform-as-a-Service, such as DBaaS. We partner with major CSPs on joint marketing programs and co-sell initiatives.
•Independent Software Vendors. We work with ISVs, such as Amdocs, to embed or bundle our platform with the applications or other solutions offered by ISVs to their customers.
•Systems Integrators. SIs, such as Infosys, incorporate Couchbase into technology solutions, both across and within specific verticals, and offer professional services to assist customers with application development, platform and cloud migrations and adoption.
•Technology Partners. We have a robust ecosystem of technology partners with partner-validated integrations with Couchbase. We develop joint solutions and go-to-market motions with these partners, such as Red Hat.
Human Capital Resources
We believe the foundation of our current and future success is our world-class organization, which combines our exceptional people with a culture we believe in and care deeply about. We are building a company that we are proud of, focusing on how we do things as much as on what we do.
Our Values
Our values are the bedrock of our culture, weaving together elements of our past, present and future into a framework comprised of two foundational pillars and six beliefs. Our values stand as a guide for our intentions, behaviors, decisions, strategies and actions.
Be Valued
•Be a Good Human, Always. Be authentic. Assume and act with positive intent, even in tough times. Eliminate bias, foster inclusion. Be your best self. Smile.
•Act with Uncompromising Integrity, Period. Do the right thing, every time. Build trust with all constituents. Be honest and transparent. Do what you say. Be proactive.
•Serve Your Family, As Defined by You. Put your family first. Let the company work for you in times of need. Help your family benefit through the company’s success.
Create Value
•Attack Hard Problems, Driven by Customer Outcomes. Be courageous and innovative. Satisfy unmet, underserved needs. Deliver technical excellence and honesty. Enable transformations.
•Play to Win, Together. Plan for success. Put in the work, be proud of it. Balance confidence and humility. Never lose alone. Be a great teammate. Celebrate.
•Make Tomorrow Better than Today, Start Now. Have a bias for action. Execute with intensity and urgency. Know you have an impact. What we do matters. Enjoy the journey.

We work relentlessly to make Couchbase team members feel valued so they can then work together to create value for our customers, partners and stockholders. In a world where career choices for high performers are plentiful, we believe our culture is why top talent choose to join and stay at Couchbase.
As of January 31, 2022, we had a total of 646 employees located in 25 countries, including 280 in sales and marketing, 247 in research and development, 60 in general and administrative and 59 in cost of revenue functions. We also engage contractors and consultants as needed to support our operations.
In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement with respect to their employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Research and Development
Our research and development organization is responsible for the research, design, architecture, development, testing and quality of our platform as well as the continued maintenance and improvement of our existing products. Our research and development organization consists of platform and cloud engineering, product management, quality engineering and performance engineering teams.
Our software development process is based on iterative releases leveraging small functional teams. Our small development teams enable greater agility and efficiency to develop new features and enhance our existing products.
Our research and development organization is primarily located in the United States, the United Kingdom and India as well as remotely distributed across the globe, which we believe is a strategic advantage for us, allowing us to develop and expand our technology capabilities more efficiently.
Intellectual Property
Our success depends, in part, upon our ability to protect our intellectual property rights with respect to our technology, inventions, improvements, proprietary rights and other assets through, a combination of patent applications, copyrights, registered and unregistered trademarks, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, intellectual property assignment agreements and other contractual measures. As of January 31, 2022, we owned one issued U.S. patent, five pending U.S. patent applications and four pending Patent Cooperation Treaty, or PCT, applications. In addition, as of January 31, 2022, we owned five registered trademarks in the United States and 19 registered trademarks in non-U.S. jurisdictions.
Our products, including the Enterprise Edition of our Couchbase platform, include software that is licensed to us by third-party authors under open source licenses, and we expect to continue to incorporate such open source software in our products in the future. Although most of our code is developed in-house, we also contribute to and receive a limited amount of contributions from the open source developer community.
See the section titled “Risk Factors—Risks Related to Our Open Source and Intellectual Property” for information regarding risks related to our use of open source and our intellectual property.
Compliance with Government Regulation
See the section titled “Risk Factors—Risks Related to Our Legal and Regulatory Environment” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
Competition
The market in which we operate is competitive and characterized by rapid changes in technology, customer requirements and industry standards and frequent introductions of new products and services. A number of other companies have developed or are developing products and services that compete with some or all of our products or have functionalities similar to those of our platform. These competing offerings may also be complimentary with ours and customers often deploy our platform alongside a competitor’s product. However, many of these competing products and services do not offer complete solutions—often they provide accessory solutions or a feature comparable to a component of our platform.
We primarily compete with established legacy database providers, such as Oracle, IBM and Microsoft, providers of NoSQL database offerings such as MongoDB, and cloud infrastructure providers with database functionalities, such as Amazon, Microsoft and Google. We expect competition to increase as other established and emerging companies enter our market, as customer requirements evolve and as new offerings and technologies are introduced.
We believe the primary factors of competition in our market include:
•effectiveness with both enterprise architects and application developers;
•platform functionality, including agility, flexibility and performance at scale;
•ease of deployment, management and operation;
•ability to enable flexible deployment across on-premise, cloud, hybrid and mobile environments;
•ability to handle massive and increasing data volumes;
•ability to provide best-of-breed solutions;
•ability to bundle and address a variety of evolving customer needs, requirements and use cases in one platform;
•ability to provide enterprise-class technology that is secure and reliable;
•variety of consumption models and offerings;
•price and total cost of ownership (TCO);
•strength of sales and marketing efforts; and
•brand awareness and reputation.
We believe we compete favorably on these factors.
We plan to continue to innovate and evolve our platform and technology to empower our customers. However, we could face significant risks to our business, financial condition and results of operations as a result of competition. For additional information, see the section titled “Risk Factors—Risks Related to Our Industry and Business—We face intense competition and if we are unable to compete effectively, our business, financial condition and results of operations would be adversely affected.”
Corporate Information
We were incorporated in 2008 as NorthScale, Inc., a Delaware corporation. In 2010, we changed our name to Membase, Inc. In 2011, Membase, Inc. merged with CouchOne, Inc. and in connection with the merger, we changed our name to Couchbase, Inc. Our principal executive offices are located at 3250 Olcott Street, Santa Clara, California 95054, and our telephone number is (650) 417-7500. Our website address is www.couchbase.com. Information contained on, or accessible through, our website does not constitute part of this Annual Report on Form 10-K and inclusions of our website address in this Annual Report on Form 10-K are inactive textual references only. You should not consider information contained on our website to be part of this Annual Report on Form 10-K or in deciding whether to purchase shares of our common stock.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the Securities and Exchange Commission, or the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investors.couchbase.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

We announce material information to the public through filings with the SEC, the investor relations page on our website, press releases, our Twitter account (@Couchbase), our Facebook page, our LinkedIn page, public conference calls, and webcasts in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. The last day of our fiscal year is January 31. Our fiscal years ended January 31, 2020, 2021 and 2022 are referred to herein as fiscal 2020, fiscal 2021 and fiscal 2022, respectively.
Risks Related to Our Industry and Business
We have a history of net losses and may not achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $58.2 million, $40.0 million and $29.3 million for fiscal 2022, 2021 and 2020, respectively. As of January 31, 2022, we had an accumulated deficit of $342.0 million. We expect our costs to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our sales and marketing and expand our operations and infrastructure, both domestically and internationally. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.
We may not continue to grow on pace with historical rates.
Our historical revenue growth should not be considered indicative of our future performance. Our revenue was $123.5 million, $103.3 million and $82.5 million for fiscal 2022, 2021 and 2020, respectively. However, you should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term. Our revenue growth rate may also decline in future periods for a number of reasons, including slowing adoption of or demand for our products and services, increasing competition, a decrease in the growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others. In addition, our revenue growth rate may experience increased volatility due to global societal and economic disruption, including the COVID-19 pandemic. If our revenue growth rate declines, investors’ perceptions of our business and the market price of our common stock could be adversely affected.
If we fail to manage our growth effectively, our brand, business, financial condition and results of operations could be adversely affected.
We have experienced strong growth in our employee headcount, our geographic reach and our operations, and we expect to continue to experience growth in the future. Our employee headcount grew from 562 as of January 31, 2021 to 646 as of January 31, 2022. Employee growth has occurred both at our headquarters and in a number of locations across the United States and internationally. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain customer satisfaction. In addition, we have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in evolving industries, including market acceptance of our products and services, intense competition and our ability to manage our costs and operating expenses. Further, as our customers adopt our products and services for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology, or IT, and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. In addition, we operate globally, sold subscriptions in more than 50 countries as of January 31, 2022 and have established subsidiaries in Australia, Canada, France, Germany, India, Israel, Japan, Singapore, Spain, United Arab Emirates, and the United Kingdom. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. If we do not manage the growth of our business and operations effectively, the quality of our products and services and the efficiency of our operations could suffer. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, any of which could adversely affect our brand, business, financial condition and results of operations.
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
Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages, such as:
•greater name recognition and brand awareness, longer operating histories and larger customer bases and application developer communities;
•larger sales and marketing budgets and resources;
•broader distribution and established relationships with partners and customers;
•greater professional services and customer support resources;
•greater resources to make acquisitions and enter into strategic partnerships;
•lower labor and research and development costs;
•larger and more mature intellectual property rights portfolios; and
•substantially greater financial, technical and other resources.
If we fail to compete effectively with respect to any of these competitive advantages, we may fail to attract new customers or lose or fail to renew existing customers, which would adversely affect our business, financial condition and results of operations.
We expect competition to increase as other established and emerging companies enter our market, as customer requirements evolve and as new offerings and technologies are introduced. New start-up companies that innovate and competitors that are making significant investments in research and development or that are in adjacent markets may introduce similar or superior offerings and technologies that compete with our offerings. Potential customers may also believe that substitute technologies which have similar functionality or features as our products are sufficient, or they may believe that ancillary solutions that address narrower segments overall are nonetheless adequate for their needs. Our competitors could also introduce new offerings with competitive pricing and performance characteristics or undertake more aggressive marketing campaigns than ours. Further, we have historically elected to make core portions of our source code available on an open source basis to facilitate adoption, as well as collaboration and participation, from our application developer communities. However, we may not be successful in this strategy, and our move toward source-available licensing in March 2021, as well as the continued availability of our source code, may enable others to compete more effectively against us. Such competitive pressures may adversely affect our financial performance. Further, the market in which we compete has attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to compete more effectively against us. In addition, conditions in our market could change rapidly and significantly as a result of technological advancements and changing customer preferences and companies with greater financial resources and technical capabilities may be able to respond more quickly to changes that could render our products and services less attractive or obsolete. Additionally, some of our current or potential competitors have made or could make acquisitions of businesses or establish cooperative relationships, among themselves or with others, that may allow them to offer more directly competitive and comprehensive offerings than were previously offered and adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their offerings more quickly than we do. For all of these reasons, we may not be able to compete successfully against our current or potential competitors. If we are unable to anticipate or effectively react to competitive challenges, our competitive position would weaken, and our business, financial condition and results of operations would be adversely affected.
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
We were formed in 2011 with the merger of Membase, Inc. and CouchOne, Inc. Since our formation, we have frequently expanded our product features and services and evolved our pricing methodologies. Our limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include our ability to:
•accurately forecast our revenue and plan our expenses;
•increase the number of new customers and retain and expand relationships with existing customers;
•successfully introduce new products and services;
•successfully compete with current and future competitors;
•successfully expand our business in existing markets and enter new markets and geographies;
•anticipate and respond to macroeconomic and technological changes and changes in the markets in which we operate;
•maintain and enhance the value of our reputation and brand;
•maintain and expand our relationships with partners;
•maintain and expand our relationships with enterprise architects, application developers and other key functions that support them;
•successfully execute on our sales and marketing strategies;
•adapt to rapidly evolving trends in the ways consumers interact with technology;
•hire, integrate and retain talented technology, sales, customer service and other personnel; and
•effectively manage rapid growth in our personnel and operations.
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
Our results of operations may fluctuate from period to period as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Some of the factors that may cause our results of operations to fluctuate from period to period include:
•market acceptance and the level of demand for our products and services, including new products and services we offer;
•the quality and level of our execution of our business strategy and operating plan;
•the effectiveness of our sales and marketing programs;
•the length of our sales cycle, including the timing of renewals;
•our ability to attract new customers, particularly large enterprises;
•our ability to retain customers and expand their adoption of our products and services, particularly our largest customers;
•our ability to successfully expand internationally and penetrate key markets;
•our failure to maintain the level of service uptime and performance required by our customers with certain of our products;
•technological changes and the timing and success of new or enhanced product features by us or our competitors or any other change in the competitive landscape of our market;
•our product mix and the revenue recognition related to such products;
•changes in the timing of renewals, average contract term or the timing of software revenue recognition, any of which may impact implied growth rates;
•changes to our packaging and licensing models, which may impact the timing and amount of revenue recognized;
•increases in and the timing of operating expenses that we may incur to grow our operations and to remain competitive;
•pricing pressure as a result of competition or otherwise;
•seasonal buying patterns;
•delays in our sales cycles, decreases in sales to new customers and reductions in upselling and cross-selling to existing customers due to the impact on global business and IT spending as a result of the COVID-19 pandemic;
•the implementation of cost-saving activities as a result of the COVID-19 pandemic;
•the impact and costs, including those with respect to integration, related to the acquisition of businesses, talent, technologies or intellectual property rights;
•our inability to enforce our licenses associated with our products;
•our ability to successfully hire and retain employees and key members of our management team;
•changes in the legislative or regulatory environment;
•adverse litigation judgments, settlements or other litigation-related costs; and
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability.
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
Subscription revenue accounts for a significant portion of our revenue, comprising 94%, 94% and 93% of total revenue for fiscal 2022, 2021 and 2020, respectively. Sales of new or renewal subscriptions may decline and fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products, the prices of our products, the prices of competitors’ products and reductions in our customers’ spending levels. If our sales of new or renewal subscription contracts decline, our total revenue and revenue growth rate may decline and our business will suffer.
Under most of our contracts, we recognize a portion of subscription revenue upon transfer of the software license to the customer and the larger remainder of the transaction price ratably over the term of the arrangement. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information. As we significantly rely on subscription revenue, a significant portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into in prior periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our results of operations for such period. Any such decline, however, would be reflected in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of and demand for our products and changes in our rate of renewals or customer churn may not be fully reflected in our results of operations until future periods. Our subscription-based products also make it difficult to rapidly increase our revenue through additional sales in any period, as a significant portion of such revenue from customers will be recognized over the term of the applicable agreement.
Further, we intend to increase our investment in research and development, sales and marketing and general and administrative functions and other areas to grow our business. These costs are generally expensed as incurred, as compared to our revenue, of which a significant portion is recognized ratably in future periods. We may recognize the costs associated with such increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our financial condition and results of operations.
We depend on our sales force, and we may fail to attract, retain, motivate or train our sales force, which could adversely affect our business, financial condition and results of operations.
We depend on our sales force to obtain new customers and to drive additional sales to existing customers by selling them new subscriptions and expanding the value of their existing subscriptions. We believe that there is significant competition for sales personnel, including sales representatives, sales managers and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in part, on our decision to hire and succeed in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. Our hiring, training and retention efforts have been, and may further be, hindered by the constraints placed on our business as a result of the COVID-19 pandemic, including measures that we take proactively and those that are imposed upon us by government authorities, as well as of the intense competition for talent. New hires require significant training and may take significant time before they achieve full productivity, and our remote and online onboarding and training processes may be less effective and take longer. Further, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If we are unable to attract, retain, motivate and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner or our sales personnel are not successful in bringing potential customers into the pipeline, converting them into new customers or increasing sales to our existing customer base, our business, financial condition and results of operations would be adversely affected.

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
The ongoing COVID-19 pandemic and efforts to mitigate its impact have significantly curtailed the movement of people, goods and services worldwide, including in the geographic areas in which we conduct our business operations and from which we generate our revenue. It has also caused societal, economic and financial market volatility, resulting in business shutdowns and reduced business activity. In addition, inflation in light of the economic recovery has impacted and may continue to impact business spending and the economy as a whole. We believe that the COVID-19 pandemic has had a negative impact on our business and results of operations, primarily as a result of:
•delaying or pausing digital transformation and expansion projects and negatively impacting IT spending, which has caused potential customers to delay or forgo purchases of subscriptions for our products and services, and which has caused some existing customers to fail to renew subscriptions, reduce their usage or fail to expand their usage of our products;
•restricting our sales operations and marketing efforts, reducing the effectiveness of such efforts in some cases and delaying or lengthening our sales cycles;
•delaying collections or resulting in an inability to collect accounts receivable, including as a result of customer bankruptcies; and
•delaying the delivery of professional services and training to our customers.
The COVID-19 pandemic may cause us to continue to experience the foregoing challenges in our business in the future and could have other effects on our business, including disrupting our ability to develop new offerings and enhance existing offerings, market and sell our products and services and conduct business activities generally.
In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures in accordance with local guidelines intended to reduce the risk of the virus spreading to our employees, our customers and the communities in which we operate, and we may take further actions as required by government entities or that we determine are in the best interests of our employees, customers, partners and third-party service providers. In 2020, governmental authorities instituted shelter-in-place policies and other restrictions in many jurisdictions in which we operate, including in the San Francisco Bay Area where our headquarters are located, which policies require most of our employees to work remotely. Even as efforts to contain the pandemic have made progress and many of these restrictions have since been lifted or relaxed, we have taken a measured and careful approach to having employees return to offices and travel for business. These precautionary measures and policies could negatively impact product innovation and development and employee and organizational productivity, training and collaboration or otherwise disrupt our business operations. The extent and duration of working remotely may expose us to increased risks of security breaches or incidents. We may need to enhance the security of our products and services, our data and our internal IT infrastructure, which may require additional resources and may not be successful.
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
Although recent vaccine approvals and rollouts have raised hopes of a turnaround in the COVID-19 pandemic, renewed waves and new variants as well as delays in vaccinations pose risks to our recovery and outlook, as well as the recovery and outlook of our customers and partners. Growth may slow if virus outbreaks (including from new variants) prove difficult to contain, infections and deaths mount rapidly before vaccines are widely available, and social distancing measures and/or lockdowns return and are more stringent than anticipated or if the rate of economic recovery and spending fluctuates. Moreover, if economic policy support is insufficient or withdrawn before full economic recovery, bankruptcies of viable but illiquid companies could mount, leading to further or renewed employment and income losses and a more protracted recovery. Together, these uncertainties and risks could have a material and adverse impact on our financial condition, business and results of operations.

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
Additionally, our international sales and operations are subject to a number of risks, including, without limitation:
•greater difficulty in enforcing contracts and managing collections in countries where our recourse may be more limited, as well as longer collection periods;
•higher costs of doing business internationally, including costs incurred in establishing and maintaining office space and equipment for our international operations;
•differing labor regulations, especially in the European Union, or EU, where labor laws may be and often are more favorable to employees;
•challenges inherent to efficiently recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture and employee programs across all of our offices;
•fluctuations in exchange rates between the U.S. Dollar and foreign currencies in markets where we do business;
•management communication and integration problems resulting from language and cultural differences and geographic dispersion;
•costs associated with language localization of our products and services;
•risks associated with trade restrictions and foreign legal requirements, including any importation, certification and localization of our products and services that may be required in foreign countries;
•greater risk of unexpected changes in regulatory requirements, tariffs and tax laws, trade laws, export quotas, customs duties, treaties and other trade restrictions;

•costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations, including, but not limited to laws and regulations governing our corporate governance, product licenses, data privacy, data protection and data security regulations, particularly in the EU;
•compliance with anti-bribery laws, including, without limitation, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. Travel Act and the U.K. Bribery Act 2010, violations of which could lead to significant fines, penalties and collateral consequences for us;
•risks relating to the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Assets Control, or the OFAC, and other similar trade protection regulations and measures;
•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial condition and result in restatements of, or irregularities in, financial statements;
•the uncertainty of protection for intellectual property rights in some countries, particularly, those countries where we operate through a professional employer organization and do not have a direct contractual relationship with our service providers in such countries;
•exposure to regional or global public health issues, such as the outbreak of the COVID-19 pandemic, and to travel restrictions and other measures undertaken by governments in response to such issues;
•general economic and political conditions in these foreign markets, including political and economic instability in some countries, including the significant military action against Ukraine launched by Russia and any related political or economic responses and counter-responses or otherwise by various global actors or general effect on the global economy;
•foreign exchange controls or tax regulations that might prevent us from repatriating cash earned outside the United States; and
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate.
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
We track certain operational metrics, including ARR, dollar-based net retention rate and number of customers, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. In addition, our ARR and dollar-based net retention rate calculations assume our customers will renew unless we receive notification of non-renewal and are no longer in negotiations prior to a measurement date, and will not increase or reduce, their subscriptions for our platform and services. If these assumptions prove to be incorrect, our actual ARR and dollar-based net retention rate may differ significantly from the metrics presented in this Annual Report on Form 10-K. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring these metrics. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition and results of operations would be adversely affected.
We depend on our management team and other highly skilled personnel, and we may fail to attract, retain, motivate or integrate highly skilled personnel, which could adversely affect our business, financial condition and results of operations.
We depend on the continued contributions of our management team, key employees and other highly skilled personnel. Our management team and key employees are at-will employees, which means they may terminate their relationship with us at any time. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products. The competition for top management, engineering talent and other highly skilled personnel is high, and the loss of the services of any of our key personnel or delays in hiring required personnel, particularly within our research and development and engineering organizations, could adversely affect our business, financial condition and results of operations.
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters are located, and in other locations, is intense, and the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. In addition, the recent move by companies to offer a remote or hybrid work environment may increase competition for employees outside of our traditional office locations. Employee turnover rates in the broader global economy and inflationary pressures in the labor market have increased during the ongoing COVID-19 pandemic and may continue to be elevated, which has led, and could continue to lead to increased recruiting, training and retention costs.
We may not be successful in attracting, retaining, training or motivating qualified personnel to fulfill our current or future needs. In particular, many of our roles require highly-specialized skill sets that are harder to recruit for and the individuals with such skills sets are particularly sought after by larger technology companies that are able to offer compensation packages that we may not be able to compete with. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or maintaining our corporate culture in a hybrid or remote work environment, our business would be adversely affected.

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
We believe that our company culture, which promotes being valued and creating value, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•failure to identify, attract, reward and retain people in leadership positions in our organization who share and further our culture, values and mission;
•the increasing size and geographic diversity of our workforce;
•the continued challenges of a rapidly-evolving industry; and
•the integration of new personnel and businesses from acquisitions.
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
On September 1, 2021, we repaid $25.0 million of outstanding indebtedness under our credit facility with Silicon Valley Bank, or the Credit Facility. We currently still maintain a $40.0 million revolving line of credit with Silicon Valley Bank. Our ability to pay interest and repay the principal for any indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this “Risk Factors” section. There can be no assurance that we will be able to manage any of these risks successfully.
In the event we draw on the revolving line of credit with Silicon Valley Bank or otherwise incur indebtedness, our debt obligations could adversely impact us. For example, these obligations could:
•require us to use a large portion of our cash flow to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, research and development expenditures and other business activities;
•limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, research and development and other general corporate requirements;
•restrict our ability to incur additional indebtedness and to create or incur certain liens;
•increase our vulnerability to adverse economic and industry conditions; and
•increase our exposure to interest rate risk from variable rate indebtedness.

We may also need to refinance a portion of any outstanding indebtedness as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our prior indebtedness. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.
We may be unable to make acquisitions and investments or successfully integrate acquired companies and assets into our business, and our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition and results of operations.
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
There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, solutions and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits or synergies from the acquired business due to a number of factors, including, without limitation:
•unanticipated costs or liabilities associated with the acquisition, including claims related to the acquired company, its offerings or technology;
•incurrence of acquisition-related expenses, which would be recognized as a current period expense;
•inability to generate sufficient revenue to offset acquisition or investment costs;
•inability to maintain relationships with customers and partners of the acquired business;
•challenges with incorporating acquired technology and rights into our products and services and maintaining quality and security standards consistent with our brand;
•inability to identify security vulnerabilities in acquired technology prior to integration with our technology and products and services;
•inability to achieve anticipated synergies or unanticipated difficulty with integration into our corporate culture;
•delays in customer purchases due to uncertainty related to any acquisition;
•the need to integrate or implement additional controls, procedures and policies;
•challenges caused by distance, language and cultural differences;
•harm to our existing business relationships with partners and customers as a result of the acquisition;
•potential loss of key employees;
•use of resources that are needed in other parts of our business and diversion of management and employee resources;
•inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and
•use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado or flood, or a significant power outage or telecommunications failure, could disrupt our operations, mobile networks, the internet or the operations of our third-party service and technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires. In addition, any unforeseen public health crises, such as the ongoing COVID-19 pandemic, political crises, such as terrorist attacks, war and other political instability or other catastrophic events, whether in the United States or abroad, including the significant military action against Ukraine launched by Russia and any related political or economic responses and counter-responses or otherwise by various global actors or general effect on the global economy, can continue to adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our products and services or a delay in the provision of our products and services or could negatively impact consumer and business spending in the impacted regions or globally depending on the severity, any of which would adversely affect our business, financial condition and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate.
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
Our success depends, in part, on our relationships with third-party service providers, including providers of cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, payroll processing systems and data centers, among others. In particular, cloud hosting infrastructure is becoming increasingly important as customers adopt Couchbase Capella. If any of these third parties experience difficulty meeting our requirements or standards, become unavailable due to extended outages or interruptions, temporarily or permanently cease operations, face financial distress or other business disruptions or increase their fees, or if our relationships with any of these providers deteriorate or if any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements, we could suffer increased costs and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, receipt of payments from customers may be delayed, our processes for managing sales of our offerings could be impaired, our ability to generate and manage sales leads could be weakened or our business operations could be disrupted. Any of such disruptions may adversely affect our business, financial condition, results of operations or cash flows until we replace such providers or develop replacement technology or operations. In addition, if we are unsuccessful in identifying high-quality service providers, negotiating cost-effective relationships with them or effectively managing these relationships, our business, financial condition and results of operations could be adversely affected. These risks may be heightened as a result of the fully hosted functionality of Couchbase Capella, which has been available since October 2021.
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
Our products, including the Enterprise Edition of our Couchbase platform, include software that is licensed to us by third parties under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, because open source projects may have vulnerabilities and architectural instabilities, and also because open source licensors generally provide their software on an “as-is” basis and do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. We have historically elected to make core portions of our source code available on an open source basis to facilitate adoption as well as collaboration and participation from our application developer communities. However, we may not be successful in this strategy, and our move toward source-available licensing in March 2021, as well as the continued availability of our source code, may enable others to compete more effectively against us. In addition, the public availability of the source code for such software may make it easier for others to compromise our products. We expect to continue to incorporate such open source software in our products and allow core portions of our source code to be available on an open source basis in the future.
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
One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution thereof to a wide group of companies or individuals. We have historically elected to make a core portion of our source code available on an open source basis, and have made a move toward source-available licensing in March 2021. The continued availability of our source code, among other things, may enable others to develop new software products or services that are competitive to ours without the same degree of overhead and lead time required by us, particularly if customers do not value the differentiation of our proprietary components. It is possible for new and existing competitors, including those with greater resources than ours, to develop their own open source software or hybrid proprietary and open source software offerings, potentially reducing the demand for, and putting price pressure on, our products. In addition, some competitors make open source software available for free download or use or may position competing open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure or the availability of open source software will not result in price reductions, reduced revenue and gross margins and loss of market share, any one of which could adversely affect our business. Our use of open source software may also limit our ability to assert certain of our intellectual property and proprietary rights against third parties, including competitors, who access or use software or technology that we have contributed to such open source projects.

Our decision to license certain source code under a source-available license, BSL 1.1, may harm the adoption of our source code.
In March 2021, we announced that we would be licensing certain source code under a source-available license, BSL 1.1. Under our BSL 1.1 license, licensees can copy, modify and redistribute source code for any non-production purpose. Our BSL 1.1 license also permits use of our source code in a production deployment so long as the licensee is not creating commercial derivative works or offering or including our source code in a commercial product, application or service. After four years, our BSL 1.1 license automatically converts to Apache 2.0, an open source license. We believe that the move to BSL 1.1 enables us to fairly and transparently control commercialization of our source code. However, BSL 1.1 is not an open source license, which may negatively impact adoption of the source code, reduce our brand and product awareness and ultimately negatively impact our ability to compete.
We could incur substantial costs in obtaining, maintaining, protecting, defending and enforcing our intellectual property rights and any failure to obtain, maintain, protect, defend or enforce our intellectual property rights could reduce the value of our software and brand.
Our success depends, in part, upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, other intellectual property laws, confidentiality procedures and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, enforce and defend our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect or enforce our intellectual property rights adequately, our competitors might gain access to our proprietary technology and develop and commercialize similar or substantially identical products, services or technologies, and our business, financial condition, results of operations or prospects could be adversely affected. While we have patent applications pending in the United States, there can be no assurance that our patent applications will result in issued patents. As of January 31, 2022, we owned one issued U.S. patent, five U.S. non-provisional patent applications and four PCT patent applications. Our pending PCT patent applications are not eligible to become an issued patent until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. If we do not timely file such national stage patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in such applications.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing data privacy, security and protection laws and regulations, intellectual property, employment and labor laws, workplace safety, consumer protection laws, anti-bribery laws, import and export controls, immigration laws, federal securities laws and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Our regulatory risk profile may be heightened as a result of the fully hosted functionality of Couchbase Capella, which has been available since October 2021. Noncompliance with applicable regulations or requirements could subject us to:
•investigations, enforcement actions, orders and sanctions;
•mandatory changes to our products and services;
•disgorgement of profits, fines and damages;
•civil and criminal penalties or injunctions;
•claims for damages by our customers or partners;
•termination of contracts;
•loss of intellectual property rights; and
•temporary or permanent debarment from sales to heavily regulated organizations and governments.

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
We have taken steps to protect the data on our systems and offerings, but our security measures or those of our customers or third-party service providers could be insufficient and breached as a result of third-party action, employee or user errors, technological limitations, defects or vulnerabilities in our systems or offerings or those of our third-party service providers, malfeasance, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure or otherwise. We have experienced and may continue to experience security incidents and attacks of varying types and degrees from time to time. For example, we have had a third-party provider be impacted by a supply-chain attack, and we could be impacted by similar attacks on other third-party providers in the future or could become the subject of one through a supply chain compromise. In addition, in December 2021, a vulnerability named “Log4Shell” was reported for a Java logging library, Apache Log4j, that is widely used in our industry. While we have not detected any exploit attempts in our offerings or on our systems, and have taken steps to mitigate the vulnerability, we cannot assure you that we or our customers will not be impacted by this or other similar vulnerabilities in the future. Additionally, with our employees and many employees of our third-party service providers currently working remotely due to the COVID-19 pandemic, we may be exposed to increased risks of security breaches or incidents. For example, we have seen an increase in phishing attempts and spam emails over time and it is possible this trend will continue. We anticipate needing to enhance the security of our products and services, our data, our systems and our internal IT infrastructure, which may require additional resources and substantial costs and may not be successful. There can be no assurance that any security measures that we or our customers or third-party service providers have implemented will be effective against current or future security threats. We have developed systems and processes to protect the integrity, confidentiality and security of our data and software, but our security measures or those of our customers or third-party service providers could fail and result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of or loss of such data and software. Through contractual provisions and third-party risk management processes, we take steps to require that our third-party providers and their subcontractors protect our data, but because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our data. A vulnerability in a third-party provider’s or a customer’s software or systems, a failure of our customers’ or third-party providers’ safeguards, policies or procedures or a breach of a customer’s or third-party provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our offerings, systems or the data housed in our third-party solutions. Further, because there are many different security breach techniques and such techniques continue to evolve and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate or prevent attempted security breaches or other security incidents or react in a timely manner. If any of the foregoing were to occur, our customers and potential customers may lose trust in the security of our products or database software generally, which could adversely impact our brand, reputation and ability to retain existing customers or attract new customers.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

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
As of January 31, 2022, we had federal and state net operating losses, or NOLs, of $319.9 million and $167.2 million, respectively, which may be available to offset taxable income in the future. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under the Tax Act, as modified by legislation enacted on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, U.S. federal NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income.
Of the U.S. federal NOLs, no amount may be carried forward indefinitely with no limitations when utilized, and $151.1 million may be carried forward indefinitely with utilization limited to 80% of taxable income. The remaining $168.8 million will begin to expire in 2028. The state NOLs carryforwards begin to expire in 2026.
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As of January 31, 2021, we had completed a Section 382 study and have determined that none of the NOLs will expire solely due to Section 382 limitations. However, we may have experienced ownership changes as a result of our initial public offering, or IPO, or may experience in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include standalone selling prices, or SSP, for each distinct performance obligation, capitalized internal-use software costs, expected period of benefit for deferred commissions, valuation of our common stock prior to our IPO, stock-based compensation, determination of allowance for doubtful accounts and accounting for income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the listing standards of the Nasdaq Global Select Market. Our management and other personnel devote a substantial amount of time to comply with these requirements. Moreover, these laws, regulations and standards are subject to varying interpretations and their application in practice may evolve over time as regulatory and governing bodies issue revisions to, or new interpretations of, these public company requirements. Such changes could result in continuing uncertainty regarding compliance matters and higher legal and financial costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the

Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an “emerging growth company,” we are also allowed to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, our financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates. We have elected to take advantage of this extended transition period under the JOBS Act with respect to the adoption of new accounting pronouncements, including Accounting Standards Update 2016-02, Leases (Topic 842), which establishes a principle for recognition of assets and liabilities from leasing arrangements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be for as long as five full fiscal years following the completion of our IPO. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.
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
The market price of our common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our common stock by us or our stockholders;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•announcements by us or our competitors of new offerings or platform features and market acceptance of such new offerings or platform features;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•short selling of our common stock or related derivative securities;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•announced or completed acquisitions of businesses, offerings or technologies by us or our competitors;

•developments or disputes concerning our intellectual property or other proprietary rights;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•new laws, regulations, rules or industry standards or new interpretations of existing laws, regulations, rules or industry standards applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
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
Recently, the stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility, including as a result of the COVID-19 pandemic and general global economic conditions. Furthermore, the market price of our common stock may be adversely affected by third parties trying to drive down the price of our common stock. Short sellers and others, some of whom post anonymously on social media, can negatively affect the market price of our common stock and may be positioned to profit if the market price of our common stock declines. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.
Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline or impair our ability to raise capital through the sale of additional equity securities.
Sales of a substantial number of shares of our common stock in the public market could occur. If our stockholders sell, or the market perceives that our stockholders intend to sell, a substantial number of shares of our common stock in the public market, the market price of our common stock could decline and our ability to raise capital through the sale of additional equity securities could be impaired. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and may take, or attempt to take, steps to sell, directly or indirectly, their shares or otherwise secure, or limit the risk to, the value of their unrecognized gains on those shares.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•our board of directors will be classified into three classes of directors with staggered three-year terms, and directors will only be able to be removed from office for cause;
•certain amendments to our amended and restated certificate of incorporation will require the approval of at least 66 2/3% of our then-outstanding common stock;
•our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•our amended and restated certificate of incorporation will not provide for cumulative voting;
•vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;
•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer or a majority of our board of directors;
•certain litigation against us can only be brought in Delaware;
•our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
Section 22 of the Securities Act of 1933, as amended, or the Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaints asserting a cause of action arising under the Securities Act. We note, however, that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, and that there is uncertainty as to whether a court would enforce this exclusive forum provision. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters is in Santa Clara, California, where we currently lease approximately 46,000 square feet under a lease agreement that expires in March 2025. We also lease facilities in the United States in Austin, Texas, as well as internationally in Tel Aviv, Israel, Bangalore, India and London and Manchester, United Kingdom. We lease all of our facilities and do not own any real property.
We believe that our facilities are suitable to meet our current needs. However, we intend to expand our facilities and add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. We expect to incur additional expenses in connection with such new or expanded facilities.
Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material and adverse effect on our business, financial condition, results of operations or cash flows. Future litigation may be necessary to defend ourselves, our partners and our customers, to determine the scope, enforceability and validity of third-party intellectual property and proprietary rights or to establish our intellectual property and proprietary rights. The results of any current or future litigation cannot be predicted with certainty and there can be no assurances that favorable outcomes will be obtained, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management attention and resources and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock began trading on the Nasdaq Global Select Market under the symbol “BASE” on July 22, 2021. Prior to that date, there was no public market for our common stock.
Holders of Record
As of January 31, 2022, there were approximately 210 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings and do not expect to pay any dividends on our common stock in the foreseeable future.
Sales of Unregistered Securities
We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended January 31, 2022 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock or other securities during the three months ended January 31, 2022.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph compares (i) the cumulative total stockholder return on our common stock from July 22, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) through January 31, 2022 with (ii) the cumulative total returns of the S&P 500 Index and the S&P 500 Software and Services Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends).

COMPARISON OF 6 MONTH CUMULATIVE TOTAL RETURN*

Among Couchbase, Inc., the S&P 500 Index
and the S&P 500 Software & Services Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
7/22/21
7/21
8/21
9/21
10/21
11/21
12/21
1/22
Couchbase, Inc.
S&P 500
S&P 500 Software & Services

*$100 invested on 7/22/21 in stock or 6/30/21 in index, including reinvestment of dividends.
Fiscal year ending January 31.

Use of Proceeds
On July 26, 2021, we completed our IPO in which we sold 9,589,999 shares of common stock at a price to the public of $24.00 per share, which includes 1,250,869 shares issued upon the exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of $214.9 million, net of underwriting discounts and commissions of $16.1 million. We incurred offering costs of approximately $4.9 million subject to certain cost reimbursements. As of January 31, 2022, all $4.9 million of offering expenses incurred in connection with our IPO have been paid. We intend to use a portion of the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses, and capital expenditures. In the year ended January 31, 2022, we used $25.0 million of our IPO proceeds to repay the $25.0 million outstanding debt under the Credit Facility. Further, we may use a portion of the net proceeds to acquire or invest in businesses, products, services, or technologies. All the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257205), which was declared effective by the SEC on July 22, 2021. The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC, Goldman Sachs & Co LLC, Barclays, RBC Capital Markets, LLC, William Blair, Stifel, Baird and Oppenheimer & Co. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on July 22, 2021, pursuant to Rule 424(b).
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2022, 2021 and 2020 are referred to herein as fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 is presented below. A discussion of our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus filed with the SEC on July 22, 2021 pursuant to Rule 424(b), which is hereby incorporated by reference herein.
Overview

Couchbase provides a leading modern database for enterprise applications. Our mission is to empower enterprises to build, manage and operate modern mission-critical applications. Enterprises rely on Couchbase to power the core applications their businesses depend on, with the highest performance, reliability, scalability and agility requirements and for which there is no tolerance for disruption or downtime. Any compromise of these requirements could cause these applications to fail—stopping or delaying package delivery for shipping companies, interrupting reservations for travel companies or causing product shortages in stores for retailers.

Our database is versatile and works in multiple configurations, from cloud to multi- or hybrid-cloud to on-premise environments to the edge in truly distributed environments with flexibility in and between those environments. We have architected our database to fuse the trusted strengths of relational databases with the flexibility, performance, and scale of NoSQL in the cloud. Our cloud-native platform provides a powerful modern database that serves the needs of both enterprise architects and application developers. Combined with our performance at scale, we believe this power enables customers to run their most important applications with the effectiveness they require, with the efficiency they desire and in the modern infrastructure environments they demand.
With nearly every aspect of our lives being transformed by digital innovation, enterprises are charged with building applications that enable delightful and meaningful customer experiences. Enterprises are increasingly reliant on applications, which in turn rely on databases to store, retrieve and operationalize data into action. Today, applications are operating at a scale, speed and dynamism unheard of just a decade ago. There is an increasing diversity of application types, modalities and delivery and consumption models, and the volume, velocity and variety of data on which they rely is growing at an exponential rate. Consequently, the demand on enterprises and their databases is growing exponentially.
While legacy database technologies were built to the highest performance and reliability requirements of their generation, they are approaching the limits for which they were designed. The underlying architecture of these technologies has not changed significantly, while the requirements of the applications they need to support are changing dramatically. Legacy database technologies are buckling under the pressure of digital transformation, as they were not built to update and respond in microseconds, enable rich, customized user experiences and perform without latency.
We designed Couchbase to give enterprises a database for the modern cloud world. Our platform combines the best capabilities of a relational database, like SQL transactions and ACID guarantees, with the flexibility and scalability of a NoSQL database. This allows enterprises to confidently accelerate strategic initiatives such as more quickly moving business-critical applications into the cloud, improving application flexibility and increasing developer agility. For our customers, we facilitate a seamless transition from legacy relational databases to our modern database resulting in better application scalability, user experience and security at the pace that works for them. We deliver this modern database as both a customer-managed product and as a fully-managed DBaaS that is managed by Couchbase. Our DBaaS, called Couchbase Capella, supports a broad set of use cases, reducing a customer’s need to buy, deploy and manage additional databases or supporting technologies.
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
We have achieved significant growth over our operating history. For fiscal 2022, 2021, and 2020, our revenue was $123.5 million, 103.3 million and $82.5 million, respectively, representing period-over-period growth rates of 20% and 25%, respectively. As of January 31, 2022 and 2021, our ARR was $132.9 million and $107.8 million, respectively, representing period-over-period growth of 23%. For fiscal 2022, 2021, and 2020, our net loss was $58.2 million, $40.0 million and $29.3 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.
Our Business Model
We generate the substantial majority of our revenue from sales of subscriptions, which accounted for 93%, 94% and 94% of our total revenue in fiscal 2020, 2021 and 2022, respectively. We derive substantially all of our subscription revenue from the Enterprise Edition of our Couchbase platform, which includes Couchbase Server, our flagship product, and Couchbase Mobile. The Couchbase platform is licensed per node, which we define as an instance of Couchbase running on a server. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 7am-5pm local time support, 5 days a week. These response times are for incidences of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3, which are less severe, are longer.
The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances and is typically billed annually in advance. The timing and billing of large, multi-year contracts can create variability in revenue and deferred revenue between periods.
We also derive subscription revenue from Couchbase Capella, our fully-managed DBaaS. Couchbase Capella is licensed using an on-demand consumption model or an annual credit model, which removes the need to license different node types separately. Couchbase Capella pricing delivers superior customer flexibility relative to other CSPs as on-demand pricing allows customers to pay only for what they use based on hourly pricing and the credits purchased through our annual credit model expire only at the end of a 12-month period, rather than ratably throughout the year. We also provide automatic conversion to on-demand consumption when credits expire or are exhausted. Couchbase Capella credits can be purchased upfront to provide cost savings with volume discounts available based on credit quantity. We offer three pricing levels for Couchbase Capella, based on the support response time. Revenue from Couchbase Capella was not material for fiscal 2022 or 2021.
We also generate revenue from services, which represented 7%, 6% and 6% of our total revenue in fiscal 2020, 2021 and 2022, respectively. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.
Our go-to-market strategy is focused on large enterprises recognized as leaders in their respective industries who are attempting to solve complicated business problems by digitally transforming their operations. As a result, Couchbase powers some of the largest and most complex enterprise applications worldwide. Through our highly instrumented “sell-to” go-to-market motion, we have built a direct sales organization that understands the strategic needs of enterprises as well as a marketing organization that emphasizes our enablement of digital transformation through our no-compromises approach to performance, resiliency, scalability, agility and TCO savings.

We complement our “sell-to” go-to-market motion with a “buy-from” go-to-market motion, which is focused on targeting the application developer community to drive adoption of our platform. To accomplish this, we have and plan to continue to invest in Couchbase Capella, our fully-managed DBaaS offering. We also offer free Community Editions of some of our products, free trials of our Enterprise Edition of Couchbase Server and Couchbase Capella products and a web browser-based demonstration version of Couchbase Server to further accelerate application developer adoption. We believe these offerings lead to future purchases of the Enterprise Edition. While our Community Edition includes the core functionality of Couchbase Server, it is not suited for mission-critical deployments, as it offers only limited functionality around the scaled performance and security that enterprises require and no direct customer support from Couchbase.
We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. A significant portion of our revenue in fiscal 2022 and 2021 was attributable to our partner ecosystem.
We employ a land-and-expand model centered around our platform offerings, which have a rapid time to production and time to value for our customers, and our sales and customer success organizations, which proactively guide customers to realize strategic and transformative use cases and drive greater adoption of our platform and services. Our marketing organization is focused on building our brand reputation and awareness, which drive customer interest and demand for our platform. As part of these efforts, we host Couchbase Connect.ONLINE, a technical conference for application developers and enterprise architects, which showcases compelling customer testimonials and various use cases of our platform. Our Couchbase Connect offering also provides application developers with helpful resources to help them learn more about our platform, including access to on-demand instructional webinars. We also offer Couchbase Playground, allowing application developers to access Couchbase’s API and Couchbase Academy, which includes role-specific training courses. Application developers are also able to collaborate and discuss specific topics related to our platform on our forum.
Impact of COVID-19
The ongoing COVID-19 pandemic and efforts to mitigate its impact have significantly curtailed the movement of people, goods and services worldwide, including in the geographic areas in which we conduct our business operations and from which we generate our revenue. It has also caused societal and economic disruption and financial market volatility, resulting in business shutdowns and reduced business activity. We believe that the COVID-19 pandemic has had a negative impact on our business and results of operations, primarily as a result of:
•delaying or pausing digital transformation and expansion projects and negatively impacting IT spending, which has caused potential customers to delay or forgo purchases of subscriptions for our platform and services, and which has caused some existing customers to request concessions including extended payment terms or better pricing, fail to renew subscriptions, reduce their usage or fail to expand their usage of our platform;
•restricting our sales operations and marketing efforts, reducing the effectiveness of such efforts in some cases and delaying or lengthening our sales cycles;
•delaying collections or resulting in an inability to collect accounts receivable, including as a result of customer bankruptcies; and
•delaying the delivery of professional services and training to our customers.
Many of our customers in industries and segments that the COVID-19 pandemic has negatively affected, such as consumer-facing travel and hospitality, in-store retail and in-person entertainment, or COVID-19 impacted customers, had reduced, or failed to expand, their usage of our platform. Further, our ability to add new customers, particularly COVID-19 impacted customers, was negatively impacted by the economic environment of the COVID-19 pandemic.
The COVID-19 pandemic may cause us to continue to experience the foregoing challenges in our business in the future and could have other effects on our business, including disrupting our ability to develop new offerings and enhance existing offerings, market and sell our products and services and conduct business activities generally.
Despite the impacts described above, we believe the COVID-19 pandemic has the longer term potential to accelerate the trend of enterprises seeking to modernize and re-architect their mission-critical applications and the building of new applications to allow them to function in the cloud. The constraining of IT budgets could also further accelerate the adoption and expansion of our platform, as it can effectively support mission-critical applications while providing significant TCO benefits.

The COVID-19 pandemic has also driven some cost savings to our business. We have experienced slower growth in certain operating expenses due to reduced business-related travel, deferred hiring for some positions and the virtualization or cancellation of customer and employee events.
Following the challenges that we experienced due in large part to the COVID-19 pandemic, we have seen continued growth in our business. For example, our customers in COVID-19 impacted industries showed signs of recovery as spending increased across this cohort after a challenging period and our sales productivity has improved. More broadly, we believe this growth may accelerate as businesses begin to reopen, as our investments in Couchbase Capella continue to gain traction and as our sales and marketing organization is able to operate at full capacity, and as existing and prospective COVID-19 impacted customers continue to recover. The impact of the COVID-19 pandemic on our industry continues to evolve, and the full impact on our financial condition and results of operations and the broader economic recovery remains uncertain, including as a result of outbreaks and variants. See the section titled “Risk Factors—Risks Related to Our Industry and Business—The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations” for more information regarding risks related to the COVID-19 pandemic.
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
Continuing to Expand Within Existing Customers
A significant part of our growth has been, and we expect will continue to be, driven by expansion within our existing customer base. Growth of our revenue from our existing customers results from increases in the scale of their deployment for existing use cases, or when customers utilize our platform to address new use cases. In addition, our professional services organization helps customers deploy new use cases and optimize their existing implementations. Our revenue from our subscription offerings varies depending on the scale and performance requirements of our customers’ deployments. We are focusing on growing our subscription revenue, particularly from enterprises, while delivering professional services and training to support this growth. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate of over 115% in seven of the past eight quarters.
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

	As of January 31,
	2022	2021

	(in millions)
ARR	$132.9	$107.8
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

	As of January 31,
	2022	2021
Customers	590	541
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

	Year Ended January 31,
	2022	2021	2020

	(dollars in thousands)
Total revenue	$123,542	$103,285	$82,521
Gross profit	$108,761	$91,668	$74,719
Add: Stock-based compensation expense	392	123	76
Non-GAAP gross profit	$109,153	$91,791	$74,795
Gross margin	88.0%	88.8%	90.5%
Non-GAAP gross margin	88.4%	88.9%	90.6%

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

	Year Ended January 31,
	2022	2021	2020

	(dollars in thousands)
Total revenue	$123,542	$103,285	$82,521
Loss from operations	$(56,258)	$(33,080)	$(30,343)
Add: Stock-based compensation expense	10,750	4,671	3,418
Add: Litigation-related expenses	—	213	4,139
Non-GAAP operating loss	$(45,508)	$(28,196)	$(22,786)
Operating margin	(46)%	(32)%	(37)%
Non-GAAP operating margin	(37)%	(27)%	(28)%
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

	Year Ended January 31,
	2022	2021	2020

	(dollars and shares in thousands)
Net loss attributable to common stockholders	$(61,146)	$(44,059)	$(29,257)
Add: Stock-based compensation expense	10,750	4,671	3,418
Add: Litigation-related expenses	—	213	4,139
Less: Gain from legal settlement	—	—	(6,565)
Non-GAAP net loss attributable to common stockholders	$(50,396)	$(39,175)	$(28,265)
GAAP net loss per share attributable to common stockholders	$(2.37)	$(7.71)	$(5.33)
Non-GAAP net loss per share attributable to common stockholders	$(1.96)	$(6.85)	$(5.15)
Weighted average shares outstanding, basic and diluted	25,777	5,717	5,489
Free Cash Flow
We define free cash flow as cash used in operating activities less purchases of property and equipment, which includes capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. For fiscal 2022, 2021 and 2020, our free cash flow included cash paid for interest on our long-term debt of $0.6 million, $6.0 million and $3.8 million, respectively. For the year ended January 31, 2020, our free cash flow included cash received from a litigation settlement, net of expenses, of $2.3 million.

	Year Ended January 31,
	2022	2021	2020

	(in thousands)
Net cash used in operating activities	$(41,574)	$(39,178)	$(21,757)
Less: Purchases of property and equipment	(819)	(2,819)	(4,710)
Free cash flow	$(42,393)	$(41,997)	$(26,467)
Net cash used in investing activities	(92,030)	(22,412)	(4,710)
Net cash provided by financing activities	192,410	80,501	35,780
Components of Results of Operations
Revenue
We derive revenue from sales of subscriptions and services. Our subscription revenue is primarily derived from term-based software licenses to our platform sold in conjunction with post-contract support, or PCS. PCS bundled with software licenses includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. The software license and PCS revenue is presented as “License” and “Support and other,” respectively, in our consolidated statements of operations. License revenue is recognized upon transfer when our customer has received access to our software. PCS revenue, or “Support,” is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to our customer. The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances. “Other” revenue was not material for the periods presented. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. Services revenue is recognized over time based on input measures for professional services and upon delivery for training.
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

Results of Operations
The following table sets forth our consolidated statements of operations for the periods indicated (in thousands):

	Year Ended January 31,
	2022	2021	2020
Revenue:
License	$19,008	$14,032	$11,128
Support and other	97,279	82,904	65,472
Total subscription revenue	116,287	96,936	76,600
Services	7,255	6,349	5,921
Total revenue	123,542	103,285	82,521
Cost of revenue:
Subscription(1)	8,529	6,074	3,446
Services(1)	6,252	5,543	4,356
Total cost of revenue	14,781	11,617	7,802
Gross profit	108,761	91,668	74,719
Operating expenses:
Research and development(1)	51,639	39,000	31,672
Sales and marketing(1)	89,372	70,248	57,829
General and administrative(1)	24,008	15,500	15,561
Total operating expenses	165,019	124,748	105,062
Loss from operations	(56,258)	(33,080)	(30,343)
Interest expense	(656)	(6,970)	(4,657)
Other income (expense), net	(300)	1,111	6,509
Loss before income taxes	(57,214)	(38,939)	(28,491)
Provision for income taxes	1,015	1,044	766
Net loss	$(58,229)	$(39,983)	$(29,257)
______________
(1) Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2022	2021	2020

	(in thousands)
Cost of revenue—subscription	$196	$69	$54
Cost of revenue—services	196	54	22
Research and development	3,343	1,316	1,080
Sales and marketing	3,968	1,536	920
General and administrative	3,047	1,696	1,342
Total stock-based compensation expense	$10,750	$4,671	$3,418

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended January 31,
	2022	2021	2020

Revenue:
License	15%	14%	13%
Support and other	79	80	79
Total subscription revenue	94	94	93
Services	6	6	7
Total revenue	100	100	100
Cost of revenue:
Subscription	7	6	4
Services	5	5	5
Total cost of revenue	12	11	9
Gross profit	88	89	91
Operating expenses:
Research and development	42	38	38
Sales and marketing	72	68	70
General and administrative	19	15	19
Total operating expenses	134	121	127
Loss from operations	(46)	(32)	(37)
Interest expense	(1)	(7)	(6)
Other income (expense), net	*	1	8
Loss before income taxes	(46)	(38)	(35)
Provision for income taxes	1	1	1
Net loss	(47)%	(39)%	(35)%
*Represents less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Fiscal 2022 and Fiscal 2021
Revenue

	Year Ended January 31,		$ Change	% Change
	2022	2021

	(dollars in thousands)
Revenue
License	$19,008	$14,032	$4,976	35%
Support and other	97,279	82,904	14,375	17%
Total subscription revenue	116,287	96,936	19,351	20%
Services	7,255	6,349	906	14%
Total revenue	$123,542	$103,285	$20,257	20%
Subscription revenue increased by $19.4 million, or 20%, during the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase in subscription revenue was due to an increase in revenue from existing customers and new customers, as we increased our customer base from 541 customers as of January 31, 2021 to 590 customers as of January 31, 2022. Approximately 91% of the increase in revenue was attributable to growth from existing customers, and the remaining increase was attributable to new customers.

Services revenue increased by $0.9 million, or 14%, during the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase in services revenue was primarily due to an increase in the number of professional services hours performed.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,		$ Change	% Change
	2022	2021

	(dollars in thousands)
Cost of revenue:
Subscription	$8,529	$6,074	$2,455	40%
Services	6,252	5,543	709	13%
Total cost of revenue	$14,781	$11,617	$3,164	27%
Gross profit	$108,761	$91,668
Gross margin	88.0%	88.8%
Headcount (at period end)	59	51
Cost of subscription revenue increased by $2.5 million, or 40%, during the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase in cost of subscription revenue was primarily due to an increase of $1.2 million in personnel-related costs associated with increased headcount and an increase of $1.2 million related to the amortization of costs associated with capitalized internal-use software related to Couchbase Capella.
Cost of services revenue increased by $0.7 million, or 13%, during the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase in cost of services revenue was primarily due to an increase of $0.8 million in personnel-related costs associated with increased headcount, which was partially offset by a decrease of $0.2 million in travel-related costs due to COVID-19 restrictions.
Gross margin decreased during the year ended January 31, 2022 compared to the year ended January 31, 2021, primarily due to the amortization of capitalized internal-use software related to Couchbase Capella which began in the second half of fiscal 2021.
Research and Development

	Year Ended January 31,		$ Change	% Change
	2022	2021

	(dollars in thousands)
Research and development	$51,639	$39,000	$12,639	32%
Percentage of revenue	42%	38%
Headcount (at period end)	247	218
Research and development increased by $12.6 million, or 32%, during the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase in research and development expenses was primarily due to an increase of $11.8 million in personnel-related costs associated with increased headcount.
Sales and Marketing

	Year Ended January 31,		$ Change	% Change
	2022	2021

	(dollars in thousands)
Sales and marketing	$89,372	$70,248	$19,124	27%
Percentage of revenue	72%	68%
Headcount (at period end)	280	241

Sales and marketing increased by $19.1 million, or 27%, during the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase in sales and marketing expenses was primarily due to an increase of $16.3 million in personnel-related costs associated with increased headcount and an increase of $1.4 million in sales and marketing program expenses primarily associated with costs of general marketing and promotional activities as we continue to expand our sales and marketing efforts to attract new customers and deepen our engagement with existing customers.
General and Administrative

	Year Ended January 31,		$ Change	% Change
	2022	2021

	(dollars in thousands)
General and administrative	$24,008	$15,500	$8,508	55%
Percentage of revenue	19%	15%
Headcount (at period end)	60	52
General and administrative increased by $8.5 million, or 55%, during the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase in general and administrative expenses was primarily due to an increase of $4.2 million in personnel-related costs associated with increased headcount and an increase of $3.3 million in additional professional fees and other corporate expenses associated with being a publicly traded company.
Interest Expense

	Year Ended January 31,		$ Change	% Change
	2022	2021

	(dollars in thousands)
Interest expense	$(656)	$(6,970)	$6,314	(91)%
Interest expense decreased by $6.3 million, or 91%, during the year ended January 31, 2022 compared to the year ended January 31, 2021. The decrease in interest expense was primarily due to the termination of our term loan in January 2021, which was replaced by our Credit Facility that bears interest at a lower rate and has a lower loan balance than our term loan. Additionally, the Credit Facility was paid down in the third quarter of fiscal 2022, resulting in further decreases in interest expense.
Other Income (Expense), Net

	Year Ended January 31,		$ Change	% Change
	2022	2021

	(dollars in thousands)
Other income (expense), net	$(300)	$1,111	$(1,411)	(127)%
Other income (expense), net decreased by $1.4 million, or 127%, during the year ended January 31, 2022 compared to the year ended January 31, 2021. The decrease in other income (expense), net was primarily due to an increase in net foreign currency transaction losses of $1.3 million during the year ended January 31, 2022 compared to the year ended January 31, 2021.

Provision for Income Taxes

	Year Ended January 31,		$ Change	% Change
	2022	2021

	(dollars in thousands)
Loss before income taxes	$(57,214)	$(38,939)	$(18,275)	47%
Provision for income taxes	1,015	1,044	(29)	(3%)
Effective tax rate	(1.8)%	(2.7)%
The changes in provision for income taxes during the year ended January 31, 2022 compared to the year ended January 31, 2021 was not material.
Liquidity and Capital Resources
We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our IPO with net proceeds totaling $214.9 million. We also have a Credit Facility to obtain up to $40.0 million in debt financing. In the third quarter of fiscal 2022, we repaid in full the $25.0 million aggregate then outstanding principal balance under our Credit Facility. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2022, 2021 and 2020. As of January 31, 2022, we had an accumulated deficit of $342.0 million.
As of January 31, 2022, we had $206.0 million in cash, cash equivalents and short-term investments. We believe our existing cash, cash equivalents and short-term investments, availability under the Credit Facility, which is described in Note 7 of our notes to the consolidated financial statements, and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and cash expenditures for at least the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future cash requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.
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
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2022, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $161.6 million. We expect to recognize revenue of $98.0 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2022	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(41,574)	$(39,178)	$(21,757)
Investing activities	$(92,030)	$(22,412)	$(4,710)
Financing activities	$192,410	$80,501	$35,780

Operating Activities
Cash used in operating activities for fiscal 2022 of $41.6 million primarily consisted of our net loss of $58.2 million, adjusted for non-cash charges of $28.0 million and net cash outflows of $11.4 million from changes in our operating assets and liabilities. Changes in operating assets and liabilities primarily reflected a $20.5 million increase in deferred commissions related to increased sales during the period and a $6.2 million increase in prepaid expenses and other assets. Additionally, there was a $0.7 million increase in accounts receivable related to timing of billings and collections. This was partially offset by a $10.0 million increase in deferred revenue due to timing of billings and a $7.0 million increase in accrued compensation and benefits primarily due to increased headcount, higher bonus and commissions accruals during the period, and employee contributions related to the ESPP.
Cash used in operating activities for fiscal 2021 of $39.2 million primarily consisted of our net loss of $40.0 million, adjusted for non-cash charges of $18.0 million and net cash outflows of $17.2 million from changes in our operating assets and liabilities. Changes in operating assets and liabilities primarily reflected a $13.5 million increase in deferred commissions related to increased sales during the period and a $5.5 million increase in accounts receivable related to timing of billings and collections.
Investing Activities
Cash used in investing activities for fiscal 2022 of $92.0 million consisted of purchases of short-term investments net of maturities and sales of $91.2 million and purchases of property and equipment of $0.8 million.
Cash used in investing activities for fiscal 2021 of $22.4 million consisted of net purchases of short-term investments of $19.6 million and cash paid for purchases of property and equipment of $2.8 million.
Financing Activities
Cash provided by financing activities for fiscal 2022 of $192.4 million primarily consisted of proceeds from the completion of our IPO of $214.9 million, net of underwriters’ discounts and commissions, and proceeds from stock option exercises of $7.5 million offset by the payment of deferred offering costs of $4.9 million and payment of debt of $25.0 million.
Cash provided by financing activities for fiscal 2021 of $80.5 million consisted of net proceeds from the issuance of Series G redeemable convertible preferred stock of $104.3 million, net proceeds from borrowings of $31.4 million and proceeds from stock option exercises of $2.2 million. This was offset by net payments on borrowings of $57.4 million.
Contractual Obligations and Commitments
Our contractual obligations consist of purchase obligations and operating lease commitments. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions and the approximate timing of the transaction. These obligations relate to third-party cloud infrastructure agreements and subscription arrangements. Our operating lease commitments relate primarily to our office facilities.
For further information on our commitments and contingencies, refer to Note 8 in the consolidated financial statements contained within this Annual Report on Form 10-K.
Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors and other business partners with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. Additionally, we entered into indemnification agreements with our directors and officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could reasonably be expected to have a material effect on our financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers.
Our subscription revenue is primarily derived from term-based software licenses sold in conjunction with PCS. PCS bundled with software licenses includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. The software license and PCS revenue is presented as “License” and “Support and other,” respectively, in our consolidated statements of operations. License revenue is recognized upon transfer when our customer has received access to our software. PCS revenue, or “Support,” is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to our customer. The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances. We typically bill subscription revenue annually in advance. “Other” revenue was not material for the periods presented. Our services revenue is derived from professional services for the implementation or configuration of our platform and training. Services revenue is recognized over time based on input measures for professional services and upon delivery for training.
Determining whether the software license and the related PCS are considered distinct performance obligations that should be accounted for separately or as a single performance obligation requires significant judgment. We have concluded that the software license, which is recognized upon transfer to the customer, and PCS, which is recognized over the term of the arrangement, are two separately identifiable performance obligations.
Arrangements that include multiple performance obligations require an allocation of the transaction price to each performance obligation based on the relative SSP of the performance obligation. Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgement. When appropriate, we determine SSP based on the price at which the performance obligation has previously been sold through past transactions. We determine SSP for performance obligations with no observable evidence using adjusted market, cost plus or residual methods. When the SSP of a subscription including bundled software license and PCS is highly variable and the contract also includes additional performance obligations with observable SSP, we first allocate the transaction price to the performance obligations with established SSPs and then apply the residual approach to allocate the remaining transaction price to the subscription.
Stock-Based Compensation
We recognize stock-based compensation expense for all stock awards based on the grant-date fair value of the awards. The fair value of restricted stock units is estimated using the current market price of our common stock on the date of grant. The fair value of stock options granted under the 2021 Equity Incentive Plan, and purchase rights issued to employees under the 2021 Employee Stock Purchase Plan, or the ESPP, is based on the Black-Scholes option-pricing model. Stock-based compensation expense for service-based vesting restricted stock units and stock options are recognized on a straight-line basis over the requisite service period. We account for forfeitures as they occur. Stock-based compensation expense related to the 2021 Employee Stock Purchase Plan is recognized on a straight-line basis over the offering period.
The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of our common stock, the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.
Our assumptions and estimates are as follows:
•Fair Value of Common Stock. Prior to our IPO, the fair value was determined by our board of directors with input from management and contemporaneous independent third-party valuations. Subsequent to our IPO, the fair value of our common stock is based on the daily average selling price on the Nasdaq Global Select Market.
•Expected Term. The expected term represents the weighted-average period the stock-based awards are expected to remain outstanding and is calculated using the simplified method, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The simplified method calculates the expected term as the midpoint between the vesting date and the contractual expiration date of the option.
•Expected Volatility. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as we do not have sufficient trading history for our common stock.
•Risk-Free Interest Rate. The risk-free rate assumption is based on the U.S. Treasury instruments whose term was consistent with the option’s expected term.
•Dividend Yield. We utilize a dividend yield of zero. We do not currently declare or pay dividends on common stock, nor do we expect to do so in the foreseeable future.
Market-Based RSUs
The fair value of market-based performance restricted stock unit awards is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, that determine the probability of satisfying the market condition stipulated in the award. Due to the limited history of trading of our common stock, we determined expected volatility based on a peer group of publicly traded companies. We recognize expense over the requisite service period regardless of whether the market-based performance conditions are satisfied, adjusted for pre-vesting forfeitures as they occur.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, commercial paper and corporate debt securities. As of January 31, 2022, we had cash and cash equivalents of $95.7 million and short-term investments of $110.3 million and no amounts outstanding under the Credit Facility. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. Dollar. Accordingly, each foreign subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Revenue and expense items are remeasured at the exchange rates in effect on the day the transaction occurred, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Remeasurement adjustments are recognized in other income (expense), net in our consolidated statement of operations.
The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains (losses) related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, revenue or expenses increase, our results of operations and cash flows may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.
As of January 31, 2022, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our results of operations and cash flows.

Item 8. Financial Statements and Supplementary Data
COUCHBASE, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Couchbase, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Couchbase, Inc. and its subsidiaries (the “Company”) as of January 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 31, 2022

We have served as the Company’s auditor since 2017.

COUCHBASE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of January 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$95,688	$37,297
Short-term investments	110,266	19,546
Accounts receivable, net	36,696	35,897
Deferred commissions	11,783	8,353
Prepaid expenses and other current assets	8,559	2,449
Total current assets	262,992	103,542
Property and equipment, net	4,288	6,506
Deferred commissions, noncurrent	8,243	4,941
Other assets	1,219	2,199
Total assets	$276,742	$117,188
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,923	$2,428
Accrued compensation and benefits	16,143	9,110
Other accrued expenses	3,231	4,154
Deferred revenue	69,010	57,168
Total current liabilities	90,307	72,860
Long-term debt	—	24,948
Deferred revenue, noncurrent	2,713	4,542
Other liabilities	507	1,358
Total liabilities	93,527	103,708
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.00001 par value; zero shares and 26,070,258 shares authorized as of January 31, 2022 and 2021, respectively; zero shares and 26,070,213 shares issued and outstanding as of January 31, 2022 and 2021, respectively; aggregate liquidation preference of $314,829 as of January 31, 2021	—	259,822
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 200,000,000 shares and zero shares authorized as of January 31, 2022 and 2021, respectively; zero shares issued and outstanding as of January 31, 2022 and 2021,	—	—
Common stock, $0.00001 par value; 1,000,000,000 shares and 43,200,000 shares authorized as of January 31, 2022 and 2021, respectively; 43,847,484 and 6,199,305 shares issued and outstanding as of January 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	525,392	37,410
Accumulated other comprehensive income (loss)	(195)	1
Accumulated deficit	(341,982)	(283,753)
Total stockholders’ equity (deficit)	183,215	(246,342)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$276,742	$117,188
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2022	2021	2020

Revenue:
License	$19,008	$14,032	$11,128
Support and other	97,279	82,904	65,472
Total subscription revenue	116,287	96,936	76,600
Services	7,255	6,349	5,921
Total revenue	123,542	103,285	82,521
Cost of revenue:
Subscription	8,529	6,074	3,446
Services	6,252	5,543	4,356
Total cost of revenue	14,781	11,617	7,802
Gross profit	108,761	91,668	74,719
Operating expenses:
Research and development	51,639	39,000	31,672
Sales and marketing	89,372	70,248	57,829
General and administrative	24,008	15,500	15,561
Total operating expenses	165,019	124,748	105,062
Loss from operations	(56,258)	(33,080)	(30,343)
Interest expense	(656)	(6,970)	(4,657)
Other income (expense), net	(300)	1,111	6,509
Loss before income taxes	(57,214)	(38,939)	(28,491)
Provision for income taxes	1,015	1,044	766
Net loss	$(58,229)	$(39,983)	$(29,257)
Cumulative dividends on Series G redeemable convertible preferred stock	(2,917)	(4,076)	—
Net loss attributable to common stockholders	$(61,146)	$(44,059)	$(29,257)
Net loss per share attributable to common stockholders, basic and diluted	$(2.37)	$(7.71)	$(5.33)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	25,777	5,717	5,489
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2022	2021	2020

Net loss	$(58,229)	$(39,983)	$(29,257)
Other comprehensive income:
Net unrealized gains (losses) on investments, net of tax	(196)	1	—
Total comprehensive loss	$(58,425)	$(39,982)	$(29,257)
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of February 1, 2019	18,901,887	$155,506	5,424,055	$—	$25,733	$—	$(223,804)	$(198,071)
Cumulative effect upon adoption of ASU 2014-09	—	—	—	—	—	—	9,291	9,291
Issuance of common stock upon exercise of stock options	—	—	222,183	—	979	—	—	979
Issuance of common stock warrants	—	—	—	—	424	—	—	424
Stock-based compensation	—	—	—	—	3,418	—	—	3,418
Net loss	—	—	—	—	—	—	(29,257)	(29,257)
Balances as of January 31, 2020	18,901,887	$155,506	5,646,238	$—	$30,554	$—	$(243,770)	$(213,216)
Issuance of common stock upon exercise of stock options	—	—	553,067	—	2,185	—	—	2,185
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	7,168,326	104,316	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,671	—	—	4,671
Net unrealized gains on investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(39,983)	(39,983)
Balances as of January 31, 2021	26,070,213	$259,822	6,199,305	$—	$37,410	$1	$(283,753)	$(246,342)
Issuance of common stock upon exercise of stock options	—	—	1,347,595	—	7,495	—	—	7,495
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(26,070,213)	(259,822)	26,710,600	—	259,822	—	—	259,822
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	9,589,999	—	209,924	—	—	209,924
Settlement of fractional shares paid in cash	—	—	(15)	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	—	10,750	—	—	10,750
Net unrealized losses on investments	—	—	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	—	—	(58,229)	(58,229)
Balances as of January 31, 2022	—	$—	43,847,484	$—	$525,392	$(195)	$(341,982)	$183,215
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2022	2021	2020

Cash flows from operating activities
Net loss	$(58,229)	$(39,983)	$(29,257)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,824	2,006	711
Amortization of debt issuance costs	52	717	174
Debt prepayment costs	—	1,000	—
Stock-based compensation	10,750	4,671	3,418
Amortization of deferred commissions	13,763	10,402	7,819
Foreign currency transaction (gains) losses	382	(931)	289
Other	267	132	20
Changes in operating assets and liabilities
Accounts receivable	(730)	(5,524)	(10,474)
Deferred commissions	(20,495)	(13,450)	(10,303)
Prepaid expenses and other assets	(6,217)	56	(1,168)
Accounts payable	(491)	925	351
Accrued compensation and benefits	7,030	298	3,247
Accrued expenses and other liabilities	(493)	(279)	1,504
Deferred revenue	10,013	782	11,912
Net cash used in operating activities	(41,574)	(39,178)	(21,757)
Cash flows from investing activities
Purchases of short-term investments	(112,479)	(20,493)	—
Maturities and sales of short-term investments	21,268	900	—
Purchases of property and equipment	(819)	(2,819)	(4,710)
Net cash used in investing activities	(92,030)	(22,412)	(4,710)
Cash flows from financing activities
Payments of debt	(25,000)	(57,402)	—
Proceeds from issuance of debt, net of issuance costs	—	31,402	34,801
Proceeds from issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	104,316	—
Proceeds from exercise of stock options	7,495	2,185	979
Proceeds from initial public offering, net of underwriting discounts and commissions	214,854	—	—
Payment for fractional shares in reverse stock split	(9)	—	—
Payments of deferred offering costs	(4,930)	—	—
Net cash provided by financing activities	192,410	80,501	35,780
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(415)	162	(135)
Net increase in cash, cash equivalents and restricted cash	58,391	19,073	9,178
Cash, cash equivalents and restricted cash
Beginning of period	37,840	18,767	9,589
End of period	$96,231	$37,840	$18,767
Cash and cash equivalents	$95,688	$37,297	$18,224
Restricted cash included in other assets	543	543	543
Total cash, cash equivalents and restricted cash	96,231	$37,840	$18,767
Supplemental disclosures of cash activities
Cash paid for income taxes	$797	$866	$513
Cash paid for interest	$616	$5,951	$3,849
Non-cash investing and financing activities:
Change in purchases of property and equipment included in accounts payable and other accrued liabilities	$(212)	$309	$141
Issuance of warrants to purchase common stock	$—	$—	$424
Change in deferred offering costs included in accounts payable and other accrued liabilities	$(1,084)	$1,084	$—
Conversion of redeemable convertible preferred stock to common stock	$259,822	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Couchbase, Inc. provides an enterprise-class, multi-cloud NoSQL database architected on top of an open source foundation. Couchbase was incorporated in the State of Delaware in 2008 and is headquartered in Santa Clara, California. In these notes to the consolidated financial statements, the “Company,” “Couchbase” “we,” “us,” and “our” refers to Couchbase, Inc. and its subsidiaries on a consolidated basis.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s consolidated financial statements and accompanying notes include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets on the consolidated balance sheets. Deferred offering costs of $4.9 million, primarily consisting of accounting, legal, and other fees related to the Company’s IPO, were offset against the IPO proceeds upon the closing of the Company’s IPO in July 2021. As of January 31, 2022, all $4.9 million of deferred offering costs were paid. Unpaid deferred offering costs totaled $1.1 million as of January 31, 2021.

Reverse Stock Split
On June 30, 2021, the Company effected a 2.5-for-1 reverse stock split of its outstanding common stock, common stock warrants, preferred stock and stock option awards. All issued and outstanding shares of common stock, common stock warrants, preferred stock, stock option awards and per share data have been adjusted in these consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The par value of the common stock and preferred stock was not adjusted because of the reverse stock split.
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2022, 2021 and 2020 refer to the years ended January 31, 2022, 2021 and 2020, respectively.
Segment Information
The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts stated in the financial statements and accompanying notes. Such estimates include standalone selling prices (“SSP”) for each distinct performance obligation, capitalized internal-

use software costs, expected period of benefit for deferred commissions, valuation of the Company’s common stock prior to the IPO in July 2021, valuation of stock-based awards, the determination of allowance for doubtful accounts and accounting for income taxes. The Company bases its estimates on historical experience and assumptions that management considers reasonable.
The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates. Estimates and assumptions about future events and their effects, including the impact of the COVID-19 pandemic, cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future financial statements could be affected.
COVID-19
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. The Company may experience customer losses, including due to bankruptcy or customers ceasing operations, which may result in delays in collections or an inability to collect accounts receivable from these customers. The impact of COVID-19 on the Company’s financial condition, results of operations, or liquidity continues to remain uncertain, and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or an adjustment to the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, which will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.
Foreign Currency
The reporting currency of the Company is the United States dollar. The functional currency of each of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, each foreign subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Revenue and expense items are remeasured at the exchange rates in effect on the day the transaction occurred, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Remeasurement adjustments are recognized in other income (expense), net in the consolidated statements of operations. The Company had foreign currency transaction gains (losses) of $(0.4) million, $0.9 million and $(0.3) million for the years ended January 31, 2022, 2021 and 2020, respectively.
Revenue Recognition
The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).
Revenue is derived from sales of subscriptions and services.
The Company’s subscription revenue is primarily derived from term-based software licenses sold in conjunction with post-contract support (“PCS” or “Support”). PCS bundled with software licenses includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. The software license and PCS revenue is presented as “License” and “Support and other,” respectively, in the Company’s consolidated statements of operations. The non-cancelable term of the Company’s subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances. The Company typically bills subscription revenue annually in advance. The software license in the subscription is a distinct performance obligation from PCS. License revenue is recognized upon transfer when the customer has received access to the software. The PCS is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to the customer and represents the significant majority of the Company’s revenue. “Other” revenue was not material for the years ended January 31, 2022, 2021 and 2020.
The Company’s services revenue is derived from professional services for the implementation or configuration of its platform and training. Professional services are provided primarily on a fixed fee basis and are invoiced upfront, and training is generally priced on number of seats purchased. These services are distinct from software licenses and PCS. Revenue for fixed fee arrangements is recognized on a proportional performance basis as the services are performed.
The Company determines revenue recognition in accordance with ASC 606 through the following five steps:
•Identify the contract with a customer: The Company usually contracts with its customers using an order form that is governed either by the Company’s standard electronic software licensing agreement or by the master sales agreement executed between the Company and the customer. A fully executed order form creates enforceable rights and obligations. The Company uses multiple factors such as historical payments experience, credit status and financial status in determining the customer’s ability to pay. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company uses factors such as timing of the contract, negotiation teams involved and additional subscriptions or services contracted to determine combination.
•Identify performance obligations in the contract: The Company enters into contracts that can include various combinations of products and services such as licenses, PCS, professional services and training that are both (1) capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company and (2) distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract.
•Determine transaction price: The transaction price is the consideration the Company expects to receive in exchange for those products or services. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).
•Allocate transaction price to the performance obligations in the contract: Arrangements that include multiple performance obligations require an allocation of the transaction price to each performance obligation based on the relative SSP of the performance obligation. The Company also considers if there are any additional material rights inherent in a contract, and if so, the Company allocates a portion of the transaction price to such rights based on SSP of the material right. When appropriate, the Company determines SSP based on the price at which the performance obligation has previously been sold through past transactions. The Company determines SSP for performance obligations with no observable evidence using adjusted market, cost plus or residual methods. When the SSP of a subscription including bundled software license and PCS is highly variable and the contract also includes additional performance obligations with observable SSP, the Company first allocates the transaction price to the performance obligations with established SSPs and then applies the residual approach to allocate the remaining transaction price to the subscription. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation.
•Recognize revenue when or as the Company satisfies a performance obligation: The Company recognizes revenue upon transfer of control of promised products or services. Revenue is recognized based on type of performance obligation: (1) point in time for software license, (2) over time for PCS, (3) over time based on input measures for professional services and (4) upon delivery for training.
Allocation of Overhead Costs
Overhead costs that are not substantially dedicated for use by a specific functional organization are allocated based on headcount. Such costs include costs associated with office facilities, depreciation and amortization of property and equipment and IT personnel-related costs and other expenses, such as software and subscription services.
Cost of Revenue
Cost of subscription revenue consists primarily of personnel-related costs associated with the Company’s customer support organization, including salaries, benefits, bonuses and stock-based compensation, expenses associated with software and subscription services dedicated for use by the Company’s customer support organization, third-party cloud infrastructure expenses, amortization of costs associated with capitalized internal-use software and allocated overhead. There is no cost of revenue associated with the Company’s license revenue.

Cost of services revenue consists primarily of personnel-related costs associated with the Company’s professional services and training organization, including salaries, benefits, bonuses and stock-based compensation, costs of contracted third-party partners for professional services, expenses associated with software and subscription services dedicated for use by the Company’s service organization, travel-related expenses and allocated overhead.
Advertising
Advertising costs are charged to sales and marketing expenses in the consolidated statement of operations in the period incurred. These costs were not material for the years ended January 31, 2022, 2021 and 2020.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards, including restricted stock units, stock options, and the ESPP, to employees, consultants and nonemployee directors based on the estimated fair value of the awards on the grant date. The fair value of stock options and purchase rights under the ESPP are estimated using the Black-Scholes option-pricing model. The fair value of market-based performance restricted stock unit awards is estimated, at the date of grant, using the Monte Carlo Simulation Model. The Black-Scholes and Monte Carlo Simulation valuation models are affected by the fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, the risk-free interest rate for the expected term of the award and expected dividends.
Stock-based compensation expense for restricted stock units and stock options is recognized over the requisite service period. Forfeitures are accounted for as they occur. For awards with only a service condition, the Company recognizes stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with a market condition, we recognize expense separately for each vesting tranche regardless of whether the market condition is satisfied. Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the offering period.
Income Taxes
The Company is subject to income taxes in the United States and certain foreign jurisdictions.
The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. The deferred assets and liabilities are measured using the statutorily enacted tax rates anticipated to be in effect when those tax assets and liabilities are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.
A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.
The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount of benefit that is more likely than not to be realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the provision for income taxes. The Company makes adjustments to these reserves in accordance with the income tax guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate.

Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. The Company considered all series of its redeemable convertible preferred stock to be participating securities as the holders of such stock had the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend was paid on common stock. Under the two-class method, the net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the preferred stockholders did not have a contractual obligation to share in the Company’s losses.
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive shares to the extent they are dilutive. For purposes of this calculation, stock options, redeemable convertible preferred stock, common stock warrants, RSUs and employee stock purchase rights under the ESPP are considered to be potentially dilutive shares but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original or remaining maturities of three months or less when purchased to be cash and cash equivalents.
Restricted Cash
Restricted cash is held in a money market account in connection with a lease agreement for the Company’s facilities. Restricted cash is included in other noncurrent assets on the consolidated balance sheets as the related lease expires more than one year from the balance sheet date.
Short-Term Investments
The Company determines the appropriate classification of its investments at the time of purchase. As the Company views these securities as available to support current operations, it accounts for these debt securities as available-for-sale and classifies them as current assets on its consolidated balance sheets. These securities are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss). The Company periodically evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is more likely than not that the Company will sell the securities before the recovery of their cost basis. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in other income (expense), net, and the amount related to all other factors, which is recorded in accumulated other comprehensive income (loss).
Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Realized gains and losses for the years ended January 31, 2022, 2021 and 2020 were not material.
Accounts Receivable
Accounts receivable includes billed and unbilled receivables, net of allowance for doubtful accounts. Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, the Company considers, among other factors, the aging of the accounts receivable, its historical write-offs, the credit worthiness of customers and general economic conditions. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Actual write-offs may either be in excess of or less than the estimated allowance.
Unbilled accounts receivable represents revenue recognized on contracts in excess of invoiced amounts. Unbilled accounts receivable as of January 31, 2022 and 2021 were not material.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended January 31,
	2022	2021	2020
Beginning balance	$73	$81	$95
Add: bad debt expense	41	84	40
Less: write-offs, net of recoveries	(6)	(92)	(54)
Ending balance	$108	$73	$81
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents, restricted cash and short-term investments with high-quality financial institutions. Cash equivalents consist of money market funds which are invested through financial institutions in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on these deposits.
For its accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheet. Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographies and industries. The Company performs ongoing credit evaluations on certain customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and historically bad debts have not been material.
No customer accounted for 10% or more of total revenue for the years ended January 31, 2022, 2021 and 2020. No customer accounted for 10% or more of gross accounts receivable as of January 31, 2022. One customer accounted for 15% of gross accounts receivable as of January 31, 2021.
Fair Value of Financial Instruments
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
Property and Equipment, Net
Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which is as follows:

Computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life
Capitalized internal-use software	3 years

When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the consolidated balance sheets, and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized. Maintenance and repairs are charged to expense in the consolidated statements of operations in the period incurred.
Capitalized Internal-Use Software
The Company capitalizes qualifying internal-use software development costs, including personnel-related costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
Capitalized internal-use software costs are included in property and equipment, net on the consolidated balance sheets. These costs are amortized on a straight-line basis over their estimated useful life commencing when assets are initially placed into service for their intended use. Amortization expense of capitalized internal-use software costs was $1.9 million and $1.1 million for the years ended January 31, 2022 and 2021, respectively, and was included in cost of subscription revenue in the consolidated statements of operations. There was no amortization of capitalized internal-use software costs for the year ended January 31, 2020 since the software was still in the application development stage and not substantially complete and ready for its intended use.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for property and equipment if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value. No impairment of long-lived assets occurred during the years ended January 31, 2022, 2021 and 2020.
Deferred Rent
The Company leases real estate facilities under operating leases. For leases that contain rent escalation or rent concession provisions, the Company records the total rent expense during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent expense expected to be amortized within the next twelve months as current and included in other accrued liabilities, with the remainder classified as noncurrent and included in other liabilities on the consolidated balance sheets.
Deferred Commissions
The Company capitalizes certain sales commissions, including related payroll taxes, earned by the Company’s sales force, which are considered to be incremental costs that would not be incurred absent of the contract. Commissions earned on the initial acquisition of a contract are amortized based on expected future revenue stream over a period of benefit of three years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Commissions for renewal contracts are not commensurate with the commission paid for initial acquisition of a contract and are amortized based over the related contractual renewal period. The deferred commission amounts are recoverable through the future revenue streams under the customer contracts. Amortization of deferred commissions is included in sales and marketing expenses in the consolidated statements of operations. There was no impairment loss related to deferred sales commissions for the years ended January 31, 2022, 2021 and 2020. Commissions that will be amortized within the next twelve months are classified as current with the remainder classified as non-current on the consolidated balance sheets.
Deferred Revenue
The Company records deferred revenue when the Company receives customer payments in advance of satisfying the performance obligations on the Company’s contracts. Deferred revenue also includes amounts that have been invoiced but not yet collected, classified as accounts receivable, when the Company has an enforceable right to invoice. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded as deferred revenue, current with the remainder classified as deferred revenue, noncurrent on the consolidated balance sheets.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
The Company adopted ASC 606 on February 1, 2019 using the modified retrospective transition method applied to those contracts that were not completed as of January 31, 2019. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. ASC 606 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The Company recorded a cumulative effect adjustment to the opening accumulated deficit of related to the reduction in commission expenses of prior periods that the Company capitalized under ASC 340, net of taxes.
In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods and services. The Company adopted the new guidance on February 1, 2020, and it did not have a material impact on the consolidated financial statements.
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
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to record most leases on their balance sheets and disclosing key information about lease arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The ASU makes 16 technical corrections to the new lease standard and other accounting topics, alleviating unintended consequences from applying the new standard. It does not make any substantive changes to the core provisions or principles of the new standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The ASU provides (1) an optional transition method that entities can use when adopting the standard and (2) a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. In March 2019, the FASB also issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which impacts transition disclosures related to the new guidance. The Company plans to adopt this guidance on February 1, 2022 using the modified retrospective transition approach through a cumulative-effect adjustment in the first quarter of fiscal 2023. Based on the Company’s current operating lease portfolio, it estimates that it will recognize right-of-use assets of approximately $6.7 million and lease liabilities of approximately $7.5 million, with the difference between the operating lease right-of-use assets and operating lease liabilities primarily representing the existing deferred rent liability balance as of the adoption date. The Company is continuing to evaluate the impact of ASU 2016-02, so the estimates are subject to change. The Company does not believe that ASU 2016-02 will have a material impact on its consolidated statements of operations and cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company plans to adopt this standard on February 1, 2023 and is currently evaluating the impact of the adoption on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other —Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The

Company plans to adopt this guidance effective February 1, 2022 and is currently evaluating the impact of the adoption on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Topic 740 to reduce cost and complexity of its application. The Company plans to adopt this guidance effective February 1, 2022 and does not expect the adoption will have a material impact on its consolidated financial statements.
3. Cash Equivalents and Short-Term Investments
The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$86,505	$—	$—	$86,505
Total cash equivalents	86,505	—	—	86,505
Short-Term Investments
Commercial paper	40,966	—	(1)	40,965
U.S. government treasury securities	39,340	—	(129)	39,211
Corporate debt securities	30,156	—	(66)	30,090
Total short-term investments	110,462	—	(196)	110,266
Total	$196,967	$—	$(196)	$196,771

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$31,438	$—	$—	$31,438
Total cash equivalents	31,438	—	—	31,438
Short-Term Investments
Commercial paper	12,290	—	—	12,290
Corporate debt securities	7,255	2	(1)	7,256
Total short-term investments	19,545	2	(1)	19,546
Total	$50,983	$2	$(1)	$50,984
During the years ended January 31, 2022, 2021 and 2020, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income (expense), net in the consolidated statements of operations.
As of January 31, 2022, the Company’s short-term investments consisted of $108.3 million and $2.0 million with a contractual maturity date of less than one year and greater than one year, respectively. As of January 31, 2021, the Company’s short-term investments had a contractual maturity date of less than one year.
As of January 31, 2022, the Company had 25 short-term investments in an unrealized loss position. These short-term investments had an estimated fair value of $71.8 million and were not in a continuous unrealized loss position for more than twelve months. As of January 31, 2021, the Company had one short-term investment in an unrealized loss position. This short-term investment had an estimated fair value of $0.9 million and was not in a continuous unrealized loss position for more than twelve months. During the years ended January 31, 2022, 2021 and 2020, the Company had no other-than-temporary impairments of short-term investments.

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
The carrying amounts reflected on the consolidated balance sheets for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturities of those instruments. The carrying value of long-term debt approximated fair value as of January 31, 2021, based on the borrowing rates currently available to the Company with similar terms. The fair value of long-term debt is a Level 2 fair value measurement.
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$86,505	$—	$—	$86,505
Total cash equivalents	86,505	—	—	86,505
Short-Term Investments
Commercial paper	—	40,965	—	40,965
U.S. government treasury securities	—	39,211	—	39,211
Corporate debt securities	—	30,090	—	30,090
Total short-term investments	—	110,266	—	110,266
Total	$86,505	$110,266	$—	$196,771

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash Equivalents
Money market funds	$31,438	$—	$—	$31,438
Total cash equivalents	31,438	—	—	31,438
Short-Term Investments
Commercial paper	—	12,290	—	12,290
Corporate debt securities	—	7,256	—	7,256
Total short-term investments	—	19,546	—	19,546
Total	$31,438	$19,546	$—	$50,984
The Company classifies its money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate debt securities, and U.S. government securities within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
There were no transfers into or out of Level 3 during the years ended January 31, 2022 and 2021.

5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2022	2021
Prepaid expenses	$4,518	$803
Prepaid software	2,297	1,380
Other current assets	1,744	266
Total prepaid expenses and other current assets	$8,559	$2,449
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2022	2021
Computer equipment	$3,711	$3,304
Furniture and fixtures	412	408
Capitalized internal-use software	5,772	5,772
Leasehold improvements	1,582	1,387
Total gross property and equipment	11,477	10,871
Accumulated depreciation and amortization	(7,189)	(4,365)
Total property and equipment, net	$4,288	$6,506
Depreciation and amortization expense was $2.8 million, $2.0 million and $0.7 million for the years ended January 31, 2022, 2021 and 2020, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of January 31,
	2022	2021
Accrued bonus	$5,557	$4,149
Accrued commissions	4,226	2,364
Accrued payroll and benefits	2,863	2,597
Employee contributions under the ESPP	3,497	—
Total accrued compensation and benefits	$16,143	$9,110

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of January 31,
	2022	2021
Accrued professional fees	$717	$1,925
Sales and value added tax payable	671	415
Income taxes payable	414	436
Accrued interest	—	95
Other	1,429	1,283
Total other accrued liabilities	$3,231	$4,154
6. Deferred Revenue and Remaining Performance Obligations
The following table presents the deferred revenue balances (in thousands):

	As of January 31,
	2022	2021

Deferred revenue, current	$69,010	$57,168
Deferred revenue, noncurrent	2,713	4,542
Total deferred revenue	$71,723	$61,710
Changes in the deferred revenue balances during the years ended January 31, 2022 and 2021 were as follows (in thousands):

	Year Ended January 31,
	2022	2021

Beginning balance	$61,710	$60,929
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(57,809)	(57,705)
Increases due to invoicing prior to satisfaction of performance obligations	67,822	58,486
Ending balance	$71,723	$61,710
Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of January 31, 2022, the Company’s RPOs were $161.6 million. The Company expects to recognize revenue of $98.0 million of these remaining performance obligations over the next twelve months with the remaining balances recognized thereafter.
7. Debt
Debt is presented net of issuance costs on the consolidated balance sheets as follows (in thousands):

	As of January 31,
	2022	2021
Principal outstanding	$—	$25,000
Unamortized discount and debt issuance costs	—	(52)
Long-term debt	$—	$24,948

Interest expense on the Company’s borrowings was $0.7 million, $7.0 million and $4.7 million for the years ended January 31, 2022, 2021 and 2020, respectively. The effective interest rate was 4.1%, 16.0% and 12.4% for the years ended January 31, 2022, 2021 and 2020, respectively.
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
In June 2020, the Company paid off $25.0 million of the Loan and entered into an amendment to the Loan with Hercules Capital, which reduced the maximum borrowings under the Loan from $70.0 million to $25.0 million and extended the Loan maturity date to June 2024. Additionally, this amendment required the Company to make a prepayment charge equal to $0.4 million upon the effective date of the agreement. Accordingly, the Company paid a prepayment penalty of $0.4 million and an end-of-term charge of $0.9 million in accordance with the terms of the Loan which was recorded as interest expense in the consolidated statement of operations.
In January 2021, the Company terminated the Loan and paid off the $25.0 million remaining outstanding balance of the Loan together with a prepayment penalty of $0.6 million and an end-of-term charge of $0.9 million in accordance with the terms of the Loan, which was recorded as interest expense in the consolidated statement of operations. The Company wrote off the remaining unamortized debt discounts and issuance costs to interest expense upon the termination of the Loan with Hercules in January 2021.
In connection with the amendment in April 2019, the Company also issued warrants to purchase shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. The warrants were issuable at 2.25% of the aggregate amount of the borrowings drawn concurrently and after the amendment. The Company issued warrants to purchase 75,250 shares of the Company’s common stock on $25.0 million that was borrowed concurrently with the execution of the amendment and warrants to purchase an additional 30,100 shares of the Company’s common stock upon borrowings of an additional $10.0 million in December 2019. The warrants were recorded at fair value using the Black-Scholes option pricing model. The fair value of the warrants was recorded to equity and as a debt discount that was amortized to interest over the term of the loan. The total fair value of the common stock warrants was $0.4 million. As of January 31, 2022, all warrants were outstanding and exercisable.
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
In April 2019, an amendment was entered into with the Silicon Valley Bank to decrease the line of credit to $10.0 million. In October 2019, an amendment was entered into with Silicon Valley Bank to extend the maturity of the line of credit to November 2020. As of January 31, 2021, outstanding debt was $25.0 million.
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
The amended line of credit agreement requires the company to maintain an adjusted quick ratio (as defined by the agreement) of at least 1.15 to 1.0. The line of credit agreement also contains certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the Company’s ability to, among other things, incur debt and liens, maintain collateral accounts, undergo fundamental changes including mergers or consolidations, dispose assets including selling, transferring or assigning assets, pay dividends or other distributions or make or permit payments on any subordinated debt. The Company was in compliance with the financial covenants under the line of credit as of January 31, 2022.
The Company repaid the outstanding principal of its revolving line of credit of $25.0 million during the year ended January 31, 2022. As of January 31, 2022, $40.0 million was available for borrowing under the line of credit.
8. Commitments and Contingencies
Operating Leases
The Company leases facilities for office space under non-cancelable operating leases with various expiration dates through March 2025.
Rent expense was $2.7 million, $2.6 million and $2.9 million for the years ended January 31, 2022, 2021 and 2020, respectively. Sublease income was $0.3 million for the year ended January 31, 2020 and was recorded as an offset to general and administrative expenses in the consolidated statements of operations. There was no sublease income for the years ended January 31, 2022 and 2021.
Future net minimum lease payments under non-cancelable operating lease agreements as of January 31, 2022 are as follows (in thousands):

Operating Leases
Year Ending January 31,
2023	$2,845
2024	2,638
2025	2,178
2026	362
2027 and thereafter	—
Total	$8,023

Other Contractual Commitments
Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.
Future minimum payments under the Company’s non-cancelable purchase commitments as of January 31, 2022 are presented in the table below (in thousands):

Minimum Annual Commitments
Year Ending January 31,
2023	$6,721
2024	4,895
2025	4,893
2026	4,500
2027 and thereafter	1,250
Total	$22,259
Legal Matters
From time to time, the Company may be a party to various legal matters, threatened claims, or proceedings in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Legal accruals are recorded when and if it is determined that a loss related to a certain matter is both probable and reasonably estimable. The Company recorded a $6.6 million gain from a legal settlement in other income (expense), net in the consolidated statements of operations for the year ended January 31, 2020. The Company is not currently a party to any legal proceedings that, if determined adversely to it, would, in management’s opinion, have a material and adverse effect on the Company’s financial condition, results of operations, or cash flows.
Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which the Company agrees to indemnify customers, vendors, lessors and other business partners with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. Additionally, the Company entered into indemnification agreements with the Company’s directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that we are aware of that could reasonably be expected to have a material effect on the Company’s financial condition, results of operations or cash flows.
9. Retirement Plan
The Company sponsors a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all full-time U.S. employees. Each eligible employee may contribute to the 401(k) plan in accordance with the plan terms. The Company’s current policy is to match employee contributions up to certain overall limits. The total matching contributions were $0.6 million, $0.6 million, and $0.2 million for the years ended January 31, 2022, 2021 and 2020, respectively.
10. Stockholders’ Equity (Deficit) and Employee Incentive Plans
Redeemable Convertible Preferred Stock
Upon the closing of the Company’s IPO, all 26,710,600 shares of redeemable convertible preferred stock were automatically converted into shares of common stock, which includes an additional 640,387 shares of redeemable convertible preferred stock. The additional shares of redeemable convertible preferred stock consisted of 162,032 shares for the Series E conversion feature and 478,355 shares for the Series G dividends. The carrying value of $259.8 million was reclassified into common stock and additional paid-in-capital. As of January 31, 2022, there were no shares of redeemable convertible preferred stock issued and outstanding.
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 and 43,200,000 shares of common stock at a par value of $0.00001 as of January 31, 2022 and 2021, respectively. As of January 31, 2022 and 2021, approximately 43,847,484 and 6,199,305 shares of common stock were issued and outstanding, respectively.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of January 31, 2022 and 2021, no dividends had been declared.
The Company has reserved common stock for future issuance as follows:

	January 31, 2022	January 31, 2021
Conversion of redeemable convertible preferred stock	—	26,513,134
Stock options outstanding	9,167,495	8,912,477
Common stock warrants	105,350	105,350
Remaining shares available for future issuance under the 2021 Plan	2,798,981	253,874
Restricted stock units issued and outstanding	1,497,558	—
ESPP	830,000	—
Total	14,399,384	35,784,835
Stock Plans
The Company has three equity incentive plans: the 2008 Equity Incentive Plan (the “2008 Plan”), 2018 Equity Incentive Plan (the “2018 Plan”) and 2021 Equity Incentive Plan (the “2021 Plan”), collectively (the “Stock Plans”). In connection with the Company’s IPO in July 2021, the 2008 Plan and the 2018 Plan were terminated and replaced by the 2021 Plan and all shares that remained available for issuance under the 2018 Plan at that time were reserved for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will be increased by any shares of common stock subject to awards outstanding under the 2018 Plan that expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by the Company for payment of an exercise price or for satisfying tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest.
The Company has issued stock options to employees, directors, consultants and advisors pursuant to the 2018 Plan and restricted stock units (“RSUs”) under the 2021 Plan.
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
As of January 31, 2022, there were 2.8 million shares available for grant under the 2021 Plan. The 2021 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2022, by an amount equal to the least of (i) 4,120,000 shares, (ii) five-percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2021 Plan no later than the last day of the immediately preceding Fiscal Year.

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
The Company recognized stock-based compensation expense related to the ESPP of $2.2 million during the year ended January 31, 2022. As of January 31, 2022, accrued ESPP employee payroll contributions of $3.5 million are included within accrued compensation and benefits in the consolidated balance sheet. ESPP payroll contributions used to purchase shares are reclassified to stockholders’ equity on the purchase date. As of January 31, 2022, $3.0 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 0.8 years.
There were no purchases for the year ended January 31, 2022 related to the ESPP.
Stock Options
The following table summarizes stock option activity under the Stock Plans for the year ended January 31, 2022 are as follows (aggregate intrinsic value in thousands):

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Balances as of January 31, 2021	8,912,477	$6.42	6.49	$38,582
Options exercised	(1,323,623)	$5.57
Options granted	1,948,563	$22.49
Options cancelled	(386,596)	$11.31
Balances as of January 31, 2022	9,150,821	$9.76	6.53	$126,368
Options vested and expected to vest as of January 31, 2022	9,150,821	$9.76	6.53	$126,368
Options vested and exercisable as of January 31, 2022	5,845,302	$6.29	5.35	$100,285
The weighted-average grant-date fair value of options granted during the years ended January 31, 2022, 2021 and 2020 was $9.30, $3.18 and $3.03, respectively. The total intrinsic value of options exercised during the years ended January 31, 2022, 2021 and 2020 was $28.2 million, $3.6 million and $0.7 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The Company recognized stock-based compensation expense related to stock options of $7.5 million, $4.7 million and $3.4 million, during the years ended January 31, 2022, 2021 and 2020, respectively. As of January 31, 2022 and 2021, there was $17.7 million and $8.7 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years for each period.
During the year ended January 31, 2018, in connection with services provided for recruitment, the Company granted 40,646 stock options outside of the Stock Plans to a third party. During the year ended January 31, 2022, the recipient exercised 23,972 stock options. The related stock-based compensation expense was not material for the years ended January 31, 2022, 2021 and January 31, 2020.
Service-Based RSUs

During the year ended January 31, 2022, the Company began granting RSUs to its employees. RSUs granted had service-based vesting conditions. The service based vesting condition for these awards is generally satisfied by rendering continuous service for four years, during which time the grants will vest with a cliff vesting period of one year and continued vesting quarterly thereafter.
The following table is a summary of RSU activity for the year ended January 31, 2022:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2021	—	$—
RSUs granted	312,055	43.40
RSUs vested	—	—
RSUs forfeited	(28,497)	39.75
Balances as of January 31, 2022	283,558	$43.76
The aggregate fair value of the RSU awards granted was $13.5 million during the year ended January 31, 2022, which represents the fair value of the common stock on the date the service-based vesting awards were granted.
We recognized $1.1 million in stock-based compensation expense related to service vesting-based RSUs during the year ended January 31, 2022. As of January 31, 2022, there was $11.3 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over a weighted-average vesting period of 3.7 years.
Market-Based RSUs
During the quarter ended January 31, 2022, the Board of Directors granted 1,214,000 restricted stock unit awards with market-based vesting conditions (“Market-based RSUs”) to certain executive officers and members of senior management pursuant to the 2021 Plan. The Market-based RSUs are comprised of four tranches that vest depending on a consecutive 60-trading day stock price target of the Company’s common stock. The grant fair value of each tranche was calculated using a Monte Carlo simulation model with the following assumptions:

January 31, 2022
Expected term (in years)	5.0
Volatility	50.0%
Risk-free interest rate	1.7%
Dividend yield	—
The fair value of the Market-based RSUs was estimated at $7.9 million and segregated into four tranches with a weighted-average expense recognition period of 3.6 years. Stock-based compensation expense related to Market-based RSUs was immaterial during the year ended January 31, 2022.
Determination of Fair Value
The Company estimates the fair value of stock options and purchase rights issued to employees under the ESPP using the Black-Scholes option-pricing model, which is dependent upon several variables, such as the fair value of the Company’s common stock, the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield.
Expected term—The expected term represents the weighted-average period the stock options are expected to remain outstanding and is calculated using the simplified method, as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The simplified method calculates the expected term as the midpoint between the vesting date and the contractual expiration date of the option.
Expected volatility—The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company does not have sufficient trading history for the Company’s common stock.
Risk-free interest rate—The risk-free rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the awards.

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
The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended January 31,
	2022	2021	2020
Stock Option Plans:
Expected term (in years)	6.1	6.1	6.1
Expected volatility	42.0%	40.0%	35.6%
Risk-free interest rate	1.0%	0.4%	1.9%
Dividend yield	—	—	—
The fair value of employee stock purchase rights for the initial offering period under the 2021 ESPP was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

January 31, 2022
Employee Stock Purchase Plan:
Expected term (in years)	0.6 - 2.1
Expected volatility	46.7% - 52.1%
Risk-free interest rate	0.1% - 0.2%
Dividend yield	—
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Cost of revenue—subscription	$196	$69	$54
Cost of revenue—services	196	54	22
Research and development	3,343	1,316	1,080
Sales and marketing	3,968	1,536	920
General and administrative	3,047	1,696	1,342
Total stock-based compensation expense	$10,750	$4,671	$3,418
11. Income Taxes
The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
United States	$(61,180)	$(42,232)	$(30,945)
International	3,966	3,293	2,454
Total	$(57,214)	$(38,939)	$(28,491)

The provision for income taxes consists of the following (in thousands):

	Year Ended January 31,
	2022	2021	2020
Current
Federal	$—	$—	$—
State	58	53	6
Foreign	957	991	760
	1,015	1,044	766
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Total provision for income taxes	$1,015	$1,044	$766
The effective tax rate differs from the federal statutory income tax rate applied to the loss before provision for income taxes and tax due to the following:

	As of January 31,
	2022	2021	2020
Provision for income taxes computed at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefits	5.0	13.7	6.5
Foreign rate differential	0.2	(0.3)	(0.9)
Stock-based compensation	2.0	0.1	(1.1)
Tax credits	2.2	(0.1)	2.8
U.S. tax on foreign earnings	(0.2)	1.1	(1.5)
Change in valuation allowance	(31.2)	(37.8)	(29.2)
Other	(0.8)	(0.4)	(0.3)
Total	(1.8)%	(2.7)%	(2.7)%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of January 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$80,434	$61,545
Tax credit carryforwards	13,311	10,802
Accruals and reserves	2,541	3,535
Interest carryforwards	2,873	2,756
Deferred revenue	776	2,672
Stock-based compensation	2,680	1,944
Capitalized research & development costs	3,882	4,432
Other	6	—
Gross deferred tax assets	$106,503	$87,686
Less: Valuation allowance	(100,983)	(83,132)
Total deferred tax assets	$5,520	$4,554
Deferred tax liabilities:
Deferred commissions	$(4,858)	$(3,273)
Other	(662)	(1,281)
Total deferred tax liabilities	$(5,520)	$(4,554)
Net deferred tax assets (liabilities)	$—	$—
A valuation allowance is provided when it is not more likely than not that some portion of the deferred tax assets will be realized. Management believes that, based on a number of factors, it is more likely than not that the U.S. federal and state net deferred tax assets will not be fully realized, thus a full valuation allowance has been recorded as of January 31, 2022, 2021 and 2020. A valuation allowance of $101.0 million, $83.1 million, and $68.4 million has been established by the Company as of January 31, 2022, 2021 and 2020, respectively. The change in the valuation allowance during the years ended January 31, 2022, 2021 and 2020 was an increase of $17.9 million, $14.7 million and $8.3 million, respectively, primarily due to additional losses.
As of January 31, 2022, the Company had net operating loss carryforwards of $319.9 million for U.S. federal and $167.2 million for U.S. state income tax purposes available to offset future taxable income. The federal and state net operating loss carryforwards will begin expiring in 2028 and 2026, respectively. As of January 31, 2022, the Company had federal and state research and development credits of $11.3 million and $10.8 million, respectively. The federal research and development credits will begin expiring in 2029. The state research and development credits are not currently subject to expiration. Utilization of the net operating loss and tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss and tax credit carryforwards before utilization.
Foreign withholding taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of January 31, 2022 due to the Company’s intention to permanently reinvest such earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not reasonably practicable.
The following table shows the changes in the gross unrecognized tax benefits (in thousands):

	Year Ended January 31,
	2022	2021	2020
Beginning balance	$7,162	$3,601	$2,904
Increase related to current year tax positions	1,673	1,401	697
Increase related to prior year tax positions	—	2,160	—
Ending balance	$8,835	$7,162	$3,601

As of January 31, 2022, 2021 and 2020, no amount of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate.
There were no interest and penalties associated with unrecognized income tax benefits for the years ended January 31, 2022, 2021 and 2020.
Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in various international jurisdictions. Due to the Company’s net operating loss carryforwards, all tax years since inception remain subject to examination by U.S. federal and state taxing authorities. Tax years 2014 and forward generally remain open for examination for foreign tax purposes.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s consolidated financial statements due to the Company’s historical losses and valuation allowance position.
The American Rescue Plan Act (ARPA) was signed into law on March 11, 2021. The ARPA did not have any impact on the Company’s provision for income taxes for the year ended January 31, 2022.
12. Geographic Information
The following table depicts the disaggregation of revenue by geographic area based on the billing address of the customer (in thousands):

	Year ended January 31,
	2022	2021	2020

United States	$77,074	$66,737	$56,663
International	46,468	36,548	25,858
Total	$123,542	$103,285	$82,521
No individual foreign country contributed 10% or more of total revenue for the years ended January 31, 2022, 2021 and 2020.
As of January 31, 2022 and 2021, substantially all of the Company’s long-lived assets were located in the United States.
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2022	2021	2020
Numerator
Net loss	$(58,229)	$(39,983)	$(29,257)
Cumulative dividends on Series G redeemable convertible preferred stock	(2,917)	(4,076)	—
Net loss attributable to common stockholders	$(61,146)	$(44,059)	$(29,257)
Denominator
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	25,777	5,717	5,489
Net loss per share attributable to common stockholders, basic and diluted	$(2.37)	$(7.71)	$(5.33)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Year Ended January 31,
	2022	2021	2020
Stock options	9,167	8,912	7,796
RSUs	1,498	—	—
Employee stock purchase rights under the ESPP	231	—	—
Common stock warrants	105	105	105
Redeemable convertible preferred stock (on an if-converted basis)	—	26,513	19,064
Total	11,001	35,530	26,965

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive proxy statement to be filed with the SEC no later than 120 days after January 31, 2022 in connection with our 2022 annual meeting of stockholders, or the 2022 Proxy Statement.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K are as follows:
(1) Consolidated Financial Statements: Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules: Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(3) Exhibits: The documents listed below are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein.
EXHIBIT INDEX

		Incorporated by Reference

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	333-257205	3.1	September 10, 2021

3.2	Bylaws of the registrant, as amended.	10-Q	333-257205	3.2	September 10, 2021

4.1	Form of common stock certificate of the registrant.	S-1	333-257205	4.1	June 21, 2021

4.2	Seventh Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of May 19, 2020.	S-1	333-257205	4.2	June 21, 2021

4.3	Description of capital stock of the registrant.					X

10.1*	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-257205	10.1	June 21, 2021

10.2*	Couchbase, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-257205	10.2	July 12, 2021

10.3*	Couchbase, Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-257205	10.3	July 12, 2021

10.4*	Couchbase, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1	333-257205	10.4	June 21, 2021

10.5*	Couchbase, Inc. 2008 Equity Incentive Plan and related form agreements.	S-1	333-257205	10.5	June 21, 2021

10.6*	Couchbase, Inc. 2021 Executive Incentive Compensation Plan and related form agreements.	S-1	333-257205	10.6	June 21, 2021

10.7*	Amended Outside Director Compensation Policy	10-Q	001-40601	10.1	December 10, 2021

10.8*	Change in Control and Severance Policy and related form agreements.	S-1	333-257205	10.8	June 21, 2021

10.9*	Confirmatory Employment Letter between the registrant and Matthew M. Cain, dated as of June 17, 2021.	S-1	333-257205	10.9	June 21, 2021

10.10*	Confirmatory Employment Letter between the registrant and Margaret Chow, dated as of June 17, 2021.	S-1	333-257205	10.10	June 21, 2021

10.11*	Confirmatory Employment Letter between the registrant and Denis Murphy, dated as of June 17, 2021.	S-1	333-257205	10.11	June 21, 2021

10.12	Sublease by and between the registrant and Gigamon Inc., dated as of April 25, 2018.	S-1	333-257205	10.12	June 21, 2021

10.13	Amended and Restated Loan and Security Agreement by and between the registrant and Silicon Valley Bank, dated as of January 29, 2021.	S-1	333-257205	10.13	June 21, 2021

10.14*	Stock Price Achievement Restricted Stock Unit Program	8-K	001-40601	10.1	January 28, 2022

21.1	List of subsidiaries of the registrant.	S-1/A	333-257205	21.1	July 12, 2021

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on signature page hereto).					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X
______________
*    Indicates management contract or compensatory plan.
†    The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of Couchbase, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COUCHBASE, INC.

Date: March 31, 2022	By:	/s/ Matthew M. Cain
Matthew M. Cain
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew M. Cain and Margaret Chow, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew M. Cain	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
Matthew M. Cain

/s/ Greg Henry	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2022
Greg Henry

/s/ Edward T. Anderson	Director	March 31, 2022
Edward T. Anderson

/s/ Alvina Antar	Director	March 31, 2022
Alvina Antar

/s/ Carol W. Carpenter	Director	March 31, 2022
Carol W. Carpenter

/s/ Lynn M. Christensen	Director	March 31, 2022
Lynn M. Christensen

/s/ Kevin J. Efrusy	Director	March 31, 2022
Kevin J. Efrusy

/s/ Jeff Epstein	Director	March 31, 2022
Jeff Epstein

/s/ Aleksander J. Migon	Director	March 31, 2022
Aleksander J. Migon

/s/ Rob Rueckert	Director	March 31, 2022
Rob Rueckert

/s/ David C. Scott	Director	March 31, 2022
David C. Scott

/s/ Richard A. Simonson	Director	March 31, 2022
Richard A. Simonson