Form 10-Q
period 2022-04-30
Couchbase, Inc.
filed 2022-06-10
CIK 1845022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40601
__________________________________
Couchbase, Inc.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware		26-3576987
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
3250 Olcott Street Santa Clara, California 95054
(Address of principal executive offices and Zip Code)
(650) 417-7500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	BASE	Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2022, the registrant had 44,551,077 shares of common stock outstanding.

i

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our expectations regarding:
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.
We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment.

New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Risk Factor Summary
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face. You should carefully review and consider the full discussion of our risk factors below this summary, together with the other information in this Quarterly Report on Form 10-Q. If any of the following risks or if any of those listed elsewhere in this Quarterly Report on Form 10-Q actually occur, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
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

Part I – Financial Information
Item 1. Financial Statements (unaudited)
COUCHBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	As of April 30,	As of January 31,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$47,672	$95,688
Short-term investments	153,409	110,266
Accounts receivable, net	24,622	36,696
Deferred commissions	11,548	11,783
Prepaid expenses and other current assets	8,014	8,559
Total current assets	245,265	262,992
Property and equipment, net	4,341	4,288
Operating lease right-of-use assets	7,668	—
Deferred commissions, noncurrent	8,267	8,243
Other assets	1,453	1,219
Total assets	$266,994	$276,742
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,640	$1,923
Accrued compensation and benefits	8,025	16,143
Other accrued expenses	2,946	3,231
Operating lease liabilities	2,717	—
Deferred revenue	68,466	69,010
Total current liabilities	84,794	90,307
Operating lease liabilities, noncurrent	5,627	—
Deferred revenue, noncurrent	2,289	2,713
Other liabilities	—	507
Total liabilities	92,710	93,527
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 200,000,000 shares authorized as of April 30, 2022 and January 31, 2022; zero shares issued outstanding as of April 30, 2022 and January 31, 2022	—	—
Common stock, $0.00001 par value; 1,000,000,000 shares authorized as of April 30, 2022 and January 31, 2022; 44,537,296 and 43,847,484 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	—	—
Additional paid-in capital	536,981	525,392
Accumulated other comprehensive loss	(881)	(195)
Accumulated deficit	(361,816)	(341,982)
Total stockholders’ equity	174,284	183,215
Total liabilities and stockholders’ equity	$266,994	$276,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended April 30,
	2022	2021
Revenue:
License	$5,007	$4,278
Support and other	26,974	22,187
Total subscription revenue	31,981	26,465
Services	2,872	1,490
Total revenue	34,853	27,955
Cost of revenue:
Subscription	2,396	2,052
Services	2,255	1,340
Total cost of revenue	4,651	3,392
Gross profit	30,202	24,563
Operating expenses:
Research and development	14,421	12,541
Sales and marketing	26,843	20,634
General and administrative	7,926	5,497
Total operating expenses	49,190	38,672
Loss from operations	(18,988)	(14,109)
Interest expense	(25)	(245)
Other income (expense), net	(556)	84
Loss before income taxes	(19,569)	(14,270)
Provision for income taxes	265	329
Net loss	$(19,834)	$(14,599)
Cumulative dividends on Series G redeemable convertible preferred stock	—	(1,479)
Net loss attributable to common stockholders	$(19,834)	$(16,078)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(2.55)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,265	6,302
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended April 30,
	2022	2021
Net loss	$(19,834)	$(14,599)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of tax	(686)	(2)
Total comprehensive loss	$(20,520)	$(14,601)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)
(in thousands, except shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2022	—	$—	43,847,484	$—	$525,392	$(195)	$(341,982)	$183,215
Issuance of common stock upon exercise of stock options	—	—	452,313	—	2,614	—	—	2,614
Issuance of common stock in connection with employee stock purchase plan	—	—	237,499	—	3,525	—	—	3,525
Stock-based compensation	—	—	—	—	5,450	—	—	5,450
Net unrealized gains (losses) on investments	—	—	—	—	—	(686)	—	(686)
Net loss	—	—	—	—	—	—	(19,834)	(19,834)
Balance as of April 30, 2022	—	$—	44,537,296	$—	$536,981	$(881)	$(361,816)	$174,284

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2021	26,070,213	$259,822	6,199,305	$—	$37,410	$1	$(283,753)	$(246,342)
Issuance of common stock upon exercise of stock options	—	—	261,563	—	1,447	—	—	1,447
Stock-based compensation	—	—	—	—	1,829	—	—	1,829
Net unrealized gains (losses) on investments	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(14,599)	(14,599)
Balance as of April 30, 2021	26,070,213	$259,822	6,460,868	$—	$40,686	$(1)	$(298,352)	$(257,667)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities
Net loss	$(19,834)	$(14,599)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	739	708
Stock-based compensation	5,450	1,829
Amortization of deferred commissions	4,009	2,958
Non-cash lease expense	648	—
Foreign currency transaction (gains) losses	974	(75)
Other	198	34
Changes in operating assets and liabilities
Accounts receivable	11,781	18,557
Deferred commissions	(3,798)	(2,718)
Prepaid expenses and other assets	312	(1,898)
Accounts payable	731	1,021
Accrued compensation and benefits	(8,112)	(3,274)
Accrued expenses and other liabilities	(71)	(668)
Operating lease liabilities	(666)	—
Deferred revenue	(968)	(5,064)
Net cash used in operating activities	(8,607)	(3,189)
Cash flows from investing activities
Purchases of short-term investments	(53,630)	(1,726)
Maturities of short-term investments	9,600	5,190
Additions to property and equipment	(799)	(230)
Net cash provided by (used in) investing activities	(44,829)	3,234
Cash flows from financing activities
Proceeds from exercise of stock options	2,614	1,447
Proceeds from issuance of common stock under ESPP	3,525	—
Payments of deferred offering costs	—	(1,439)
Net cash provided by financing activities	6,139	8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(719)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	(48,016)	47
Cash, cash equivalents and restricted cash
Beginning of period	96,231	37,840
End of period	$48,215	$37,887
Cash and cash equivalents	$47,672	$37,344
Restricted cash included in other assets	543	543
Total cash, cash equivalents and restricted cash	$48,215	$37,887
Supplemental disclosures of cash activities
Cash paid for income taxes	$275	$271
Cash paid for interest	$25	$246
Non-cash investing and financing activities:
Net change in unrealized gains or losses on available-for-sale debt securities	$(686)	$(3)
Change in deferred offering costs included in accounts payable and other accrued liabilities	$—	$102
Change in purchases of property and equipment included in accounts payable and other accrued liabilities	$(9)	$(227)
The accompanying notes are an integral part of these condensed consolidated financial statements

COUCHBASE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
Couchbase, Inc. provides an enterprise-class, multi-cloud NoSQL database architected on top of an open source foundation. Couchbase was incorporated in the State of Delaware in 2008 and is headquartered in Santa Clara, California. In these notes to the unaudited condensed consolidated financial statements, the “Company,” “Couchbase,” “we,” “us” and “our” refers to Couchbase, Inc. and its subsidiaries on a consolidated basis.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, (“SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2022, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2022, are not necessarily indicative of the results to be expected for the year ending January 31, 2023, or for any other interim period or for any other future year.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2022, as filed with the SEC on March 31, 2022.
Initial Public Offering
In July 2021, the Company completed its initial public offering (“IPO”), for the sale and issuance of $9,589,999 shares of its common stock at $24.00 per share, which included 1,250,869 shares issued pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $214.9 million, after deducting underwriters’ discounts and commissions and before consideration of other issuance costs. In connection with the IPO, all 26,710,600 shares of outstanding redeemable convertible preferred stock automatically converted into an equivalent number of shares of common stock, inclusive of 640,387 shares of additional stock issued related to preferred stock conversion and dividend features.
Reverse Stock Split
On June 30, 2021, the Company effected a 2.5 -for-1 reverse stock split of its outstanding common stock, common stock warrants, preferred stock, and stock option awards. All issued and outstanding shares of common stock, common stock warrants, preferred stock, stock option awards and per share data have been adjusted in these condensed consolidated financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. The par value of the common stock and preferred stock was not adjusted because of the reverse stock split.
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

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts stated in the financial statements and accompanying notes. Such estimates include standalone selling prices (“SSP”) for each distinct performance obligation, capitalized internal-use software costs, expected period of benefit for deferred commissions, valuation of the Company's common stock prior to the IPO in July 2021, valuation of stock-based awards, the determination of allowance for doubtful accounts, the incremental borrowing rate used to measure operating liabilities, and accounting for income taxes. The Company bases its estimates on historical experience and assumptions that management considers reasonable.
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
Significant Accounting Policies
Except for the accounting policy for leases, which was updated as a result of adopting a new accounting standard, there have been no material changes to the significant accounting policies that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
See “Recently Adopted Accounting Pronouncements” below for additional information on the impact of the adoption of the new accounting standard for leases on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The Company adopted this guidance on February 1, 2022 prospectively for implementation costs incurred after the date of adoption, and the adoption did not have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by amending and clarifying existing guidance in ASC 740, as well as removing certain exceptions within ASC 740. The Company adopted this guidance on February 1, 2022, and the adoption did not have a material impact on its consolidated financial statements.

Leases
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02 and several amendments, codified as ASC 842, Leases which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use ("ROU") asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. The Company adopted the guidance on February 1, 2022 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of fiscal 2023.
The Company elected the package of transitional practical expedients upon which, among other provisions, allowed the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs, for any existing leases on the adoption date. The Company elected not to record leases that, at the commencement date, have a lease term of 12 months or less. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of ROU assets. The Company also did not elect to combine its lease and non-lease components. Non-lease components that are not fixed are expensed as incurred as variable lease payments.
Lease ROU assets and liabilities, with the exception of short-term leases, are recognized at the commencement date based on the present value of lease payments over the lease term. The Company estimates the discount rate based on the information available at the lease commencement date unless the implicit rate is readily determinable. For leases that commenced prior to the adoption of Topic 842, the Company used the discount rate on February 1, 2022. The lease ROU assets also include any lease payments made and exclude lease incentives such as tenant improvement allowances. Options to extend the lease term are included in the lease term when it is reasonably certain the extension option will be exercised.
Upon adoption of ASC 842, the Company recognized operating lease ROU assets and operating lease liabilities of $6.7 million and $7.5 million, respectively, as of February 1, 2022 and did not include any retrospective adjustments to comparative periods to reflect the adoption of ASC 842. The difference of $0.8 million between operating lease ROU assets and operating lease liabilities at the adoption date related to deferred rent.
See Note 8, “Leases” to the Notes to Condensed Consolidated Financial Statements for more information.
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

3. Cash Equivalents and Short-Term Investments
The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of April 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$42,651	$—	$—	$42,651
Total cash equivalents	42,651	—	—	42,651
Short-Term Investments
U.S. government treasury securities	86,841	—	(735)	86,106
Commercial paper	35,784	—	(1)	35,783
Corporate debt securities	31,665	—	(145)	31,520
Total short-term investments	154,290	—	(881)	153,409
Total	$196,941	$—	$(881)	$196,060

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$86,505	$—	$—	$86,505
Total cash equivalents	86,505	—	—	86,505
Short-Term Investments
U.S. government treasury securities	39,340	—	(129)	39,211
Commercial paper	40,966	—	(1)	40,965
Corporate debt securities	30,156	—	(66)	30,090
Total short-term investments	110,462	—	(196)	110,266
Total	$196,967	$—	$(196)	$196,771
During the three months ended April 30, 2022 and 2021, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income (expense), net in the condensed consolidated statements of operations.
As of April 30, 2022 the Company’s short-term investments consisted of $123.2 million and $30.2 million with a contractual maturity date of less than one year and greater than one year, respectively. As of January 31, 2022, the Company’s short-term investments consisted of $108.3 million and $2.0 million with a contractual maturity of less than one year and greater than one year, respectively.
As of April 30, 2022, the Company had 32 short-term investments in an unrealized loss position. These short-term investments had an estimated fair value of $118.6 million and were not in a continuous unrealized loss position for more than twelve months. As of January 31, 2022, the Company had 25 short-term investment in an unrealized loss position. This short-term investment had an estimated fair value of $71.8 million and was not in a continuous unrealized loss position for more than twelve months. During the three months ended April 30, 2022, the Company had no other-than-temporary impairments of short-term investments.
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
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of April 30, 2022
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$42,651	$—	$42,651
Total cash equivalents	42,651	—	42,651
Short-Term Investments
U.S. government treasury securities	—	86,106	86,106
Commercial paper	—	35,783	35,783
Corporate debt securities	—	31,520	31,520
Total short-term investments	—	153,409	153,409
Total	$42,651	$153,409	$196,060

	As of January 31, 2022
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$86,505	$—	$86,505
Total cash equivalents	86,505	—	86,505
Short-Term Investments
U.S. government treasury securities	—	39,211	39,211
Commercial paper	—	40,965	40,965
Corporate debt securities	—	30,090	30,090
Total short-term investments	—	110,266	110,266
Total	$86,505	$110,266	$196,771
The Company classifies its money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, U.S. government securities, and. corporate debt securities within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2022	2022
Prepaid expenses	$3,817	$4,518
Prepaid software	2,779	2,297
Other current assets	1,418	1,744
Total prepaid expenses and other current assets	$8,014	$8,559

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2022	2022
Computer equipment	$3,442	$3,711
Furniture and fixtures	427	412
Capitalized internal-use software	5,772	5,772
Leasehold improvements	1,582	1,582
Construction in progress—capitalized internal-use software	772	—
Total gross property and equipment	11,995	11,477
Accumulated depreciation and amortization	(7,654)	(7,189)
Total property and equipment, net	$4,341	$4,288
Depreciation and amortization expense was $0.7 million in each of the three months ended April 30, 2022 and 2021. Included in these amounts were the amortization of capitalized internal-use software development costs of $0.5 million in each of the three months ended April 30, 2022 and 2021.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2022	2022
Accrued bonus	$2,400	$5,557
Accrued commissions	2,546	4,226
Accrued payroll and benefits	2,515	2,863
Employee contributions under the ESPP	564	3,497
Total accrued compensation and benefits	$8,025	$16,143
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2022	2022
Accrued professional fees	$939	$717
Sales and value added tax payable	408	671
Income taxes payable	372	414
Other	1,227	1,429
Total other accrued liabilities	$2,946	$3,231
6. Deferred Revenue and Remaining Performance Obligations
The following table presents the deferred revenue balances (in thousands):

	As of April 30,	As of January 31,
	2022	2022
Deferred revenue, current	$68,466	$69,010
Deferred revenue, noncurrent	2,289	2,713
Total deferred revenue	$70,755	$71,723

Changes in the deferred revenue balances during the three months ended April 30, 2022 and 2021 (unaudited) were as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Beginning balance	$71,723	$61,710
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(24,207)	(22,094)
Increases due to invoicing prior to satisfaction of performance obligations	23,239	17,032
Ending balance	$70,755	$56,648
Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of April 30, 2022, the Company’s RPOs were $169.0 million. The Company expects to recognize revenue of $100.7 million of these remaining performance obligations over the next twelve months with the remaining balances recognized thereafter.
7. Debt
Interest expense consisting primarily of unused Credit Facility (as defined below) fees was immaterial for the three months ended April 30, 2022. Interest expense on the Company’s borrowings was $0.2 million for the three months ended April 30, 2021. The effective interest rate was 3.8% for the three months ended April 30, 2021.
Term Loan
In August 2018, the Company entered into an agreement for a term loan with a certain lender, which was amended in April 2019 and in June 2020 (the "Amended Loan"). The Amended Loan provided maximum borrowings of up to $25.0 million, maturing in June 2024. In January 2021, the Company repaid all outstanding indebtedness owed pursuant to the Amended Loan and terminated the agreement. Pursuant to the termination of the Amended Loan, the related security interests have been removed and the covenants shall be of no further force and effect.
In connection with the April 2019 amendment, the Company issued warrants to purchase 105,350 shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. The fair value of the warrants was recorded to equity and as a debt discount that was amortized to interest over the term of the loan. The total fair value of the common stock warrants was $0.4 million. As of April 30, 2022, all warrants were outstanding and exercisable.
Credit Facility
In November 2017, the Company entered into a line of credit agreement with Silicon Valley Bank, or Credit Facility, providing the Company the ability to borrow up to $10.0 million from a revolving line of credit with an original maturity date in November 2018. Borrowings under the line of credit bear interest at a floating per annum rate equal to one half of one percentage point (0.50%) above the prime rate, which interest shall be payable monthly.The line of credit is secured with a pledge on substantially all the assets of the Company, except any intellectual property and is subject to a minimum revenue covenant.
In November 2018, the Company entered into an amendment with Silicon Valley Bank to increase the line of credit limit to $15.0 million and extend the maturity date to November 2019.
In April 2019, an amendment was entered into with the Silicon Valley Bank to decrease the line of credit to $10.0 million. In April 2020, an amendment was entered into with Silicon Valley Bank to extend the maturity of the line of credit to November 2020.

In November 2020, the Company entered into an amendment with Silicon Valley Bank to extend the maturity of the line of credit to February 2021. In January 31, 2021, the Company entered into an amendment with Silicon Valley Bank to increase the line of credit limit to $40.0 million and extend the maturity date to January 2024. Upon the execution of this amendment, the Company borrowed $25.0 million from the line of credit. The outstanding principal balance is due at maturity with interest payable monthly. The line of credit bears a variable annual interest rate of the prime rate plus 0.5%. The Company is required to pay a fee equal to 0.25% per annum on the unused portion of the line of credit. The Company is also subject to a termination fee ranging from 0.5% to 1% of the line of credit if the Company terminates the agreement prior to the maturity date. The amendment also added certain financial covenants, including covenants related to certain financial metrics, that if not met, would limit the amount of additional borrowings under the line of credit.
The amended line of credit agreement requires the company to maintain an adjusted quick ratio (as defined by the agreement) of at least 1.15 to 1.0. The line of credit agreement also contains certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the Company’s ability to, among other things, incur debt and liens, maintain collateral accounts, undergo fundamental changes including mergers or consolidations, dispose assets including selling, transferring or assigning assets, pay dividends or other distributions or make or permit payments on any subordinated debt. The Company was in compliance with the financial covenants under the line of credit as of April 30, 2022.
The Company repaid the outstanding principal of its revolving line of credit of $25.0 million during the year ended January 31, 2022. There were no borrowings outstanding against the line of credit as of April 30, 2022. As of April 30, 2022, $40.0 million was available for borrowing under the line of credit.
8. Leases
The Company leases facilities under non-cancelable operating leases, primarily for rent of office space. Our leases have various expiration dates through November 2027, some of which include options to extend the leases for up to three years. The Company does not have any finance leases.
Operating lease costs were $0.6 million for the three months ended April 30, 2022. Variable lease costs were $0.2 million during the three months ended April 30, 2022. Short-term lease costs were $0.1 million during the three months ended April 30, 2022.
The following table presents supplemental cash flow information related to leases:

Three months ended April 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$661
Right-of-use assets obtained in exchange for lease obligations:
Operating Leases	$1,509
The following table presents supplemental balance sheet information related to operating leases (in thousands, except for lease term and discount rate):

As of April 30, 2022
Operating lease right-of-use assets	$7,668
Operating lease liabilities	$2,717
Operating lease liabilities, noncurrent	5,627
Total operating lease liabilities	$8,344
Weighted-Average Remaining Lease Term	3.3 years
Weighted-Average Discount Rate	3.8%

As of April 30, 2022, remaining maturities of operating lease liabilities were as follows (in thousands):

Period	Operating Leases
Remaining for Fiscal 2023	$2,225
Fiscal 2024	2,911
Fiscal 2025	2,461
Fiscal 2026	680
Fiscal 2027 and thereafter	597
Total lease payments	8,874
Less: imputed interest	(530)
Total	$8,344
Future minimum lease payments under non-cancelable operating leases as of January 31, 2022 under ASC 840 were as follows (in thousands):

Year Ending January 31,	Operating Leases
2023	$2,845
2024	2,638
2025	2,178
2026	362
2027 and thereafter	—
Total	$8,023
9. Commitments and Contingencies
Other Contractual Commitments
Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.
As of April 30, 2022, there were no material changes to the Company’s contractual commitments since January 31, 2022.
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
Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which the Company agrees to indemnify customers, vendors, lessors and other business partners with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. Additionally, the Company entered into indemnification agreements with the Company’s directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of May 31, 2022, no demands have been made upon the Company to provide indemnification under such agreements, and there are no claims that we are aware of that could reasonably be expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

10. Stockholders’ Equity (Deficit) and Employee Incentive Plans
Redeemable Convertible Preferred Stock
Upon the closing of the Company’s IPO, all 26,710,600 shares of redeemable convertible preferred stock were automatically converted into shares of common stock, which includes an additional 640,387 shares of redeemable convertible preferred stock. The additional shares of redeemable convertible preferred stock consisted of 162,032 shares for the Series E conversion feature and 478,355 shares for the Series G dividends. The carrying value of $259.8 million was reclassified into common stock and additional paid-in-capital. As of April 30, 2022, there were no shares of redeemable convertible preferred stock issued and outstanding.
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 shares of common stock at a par value of $0.00001 as of April 30, 2022 and January 31, 2022. As of April 30, 2022 and January 31, 2022, approximately 44,537,296 and 43,847,484 shares of common stock were issued and outstanding, respectively.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of April 30, 2022 and January 31, 2022, no dividends had been declared.
As of April 30, 2022, the Company has reserved common stock for future issuance as follows:

Number of Shares
Stock options outstanding	8,603,980
Restricted stock units issued and outstanding	3,956,641
Remaining shares available for issuance under the 2021 Plan	2,643,474
ESPP	1,030,975
Common stock warrants	105,350
Total	16,340,420
Stock Plans
The Company has three equity incentive plans: the 2008 Equity Incentive Plan (the “2008 Plan”), 2018 Equity Incentive Plan (the “2018 Plan”) and 2021 Equity Incentive Plan (the “2021 Plan”), collectively (the “Stock Plans”). In connection with the Company’s IPO in July 2021, the 2008 Plan and the 2018 Plan were terminated and replaced by the 2021 Plan and all shares that remained available for issuance under the 2018 Plan at that time were reserved for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will be increased by any shares of common stock subject to awards outstanding under the 2008 Plan and the 2018 Plan that expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by the Company for payment of an exercise price or for satisfying tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest.
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

As of April 30, 2022, there were 2.6 million shares available for grant under the 2021 Plan. The 2021 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2022, by an amount equal to the least of (i) 4,120,000 shares, (ii) five-percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2021 Plan no later than the last day of the immediately preceding Fiscal Year.
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
Except for the initial offering period, the ESPP provides for 24-month offering periods beginning March 21 and September 21 of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began on July 22, 2021 and will end on September 20, 2023. The initial offering period consists of four purchase periods with the first purchase period ending on March 20, 2022, and the final purchase period ending on September 20, 2023.
The Company recognized stock-based compensation expense related to the ESPP of $0.8 million during the three months ended April 30, 2022. As of April 30, 2022, accrued ESPP employee payroll contributions of $0.6 million are included within accrued compensation and benefits in the consolidated balance sheet. ESPP payroll contributions used to purchase shares are reclassified to stockholders’ equity on the purchase date. As of April 30, 2022, $2.1 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 0.8 years.
During the three months ended April 30, 2022, 237,499 shares of common stock were issued under the ESPP.
Stock Options
The following table summarizes stock option activity under the Stock Plans for the three months ended April 30, 2022 (aggregate intrinsic value in thousands):

	Options Outstanding		Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Number of Options	Weighted- Average Exercise Price
Balances as of January 31, 2022	9,150,821	$9.76	6.53	$126,368
Options exercised	(435,639)	$5.79
Options granted	—	$—
Options cancelled	(111,202)	$14.54
Balances as of April 30, 2022	8,603,980	$9.90	6.46	$70,965
Options vested and expected to vest as of April 30, 2022	8,603,980	$9.90	6.46	$70,965
Options vested and exercisable as of April 30, 2022	6,063,428	$7.50	5.65	$60,069
No stock options were granted during the three months ended April 30, 2022. Stock options granted during the three months ended April 30, 2021 had a weighted-average grant-date fair value of $8.83 per share. The aggregate intrinsic value of options exercised during the three months ended April 30, 2022 and 2021 was $6.7 million and $3.8 million, respectively.
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The Company recognized stock-based compensation expense related to stock options of $1.7 million and $1.8 million during the three months ended April 30, 2022 and 2021, respectively. As of April 30, 2022 and January 31, 2022, there was $15.4 million and $17.7 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years and 2.5 years, for each period.

During the year ended January 31, 2018, in connection with services provided for recruitment, the Company granted 40,646 stock options outside of the Stock Plans to a third party. During the three months ended April 30, 2022, the recipient exercised 16,674 stock options and as of April 30, 2022, the recipient had exercised all 40,646 stock options. The related stock-based compensation expense was not material for the three months ended April 30, 2022 and 2021.
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
The following table is a summary of RSU activity for the three months ended April 30, 2022:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2022	283,558	$43.76
RSUs granted	2,512,511	19.79
RSUs vested	—	—
RSUs forfeited	(53,428)	26.65
Balances as of April 30, 2022	2,742,641	$22.13
The aggregate fair value of the RSU awards granted was $49.7 million during the three months ended April 30, 2022, which represents the fair value of the common stock on the date the service-based vesting awards were granted.
We recognized $2.4 million in stock-based compensation expense related to service vesting-based RSUs during the three months ended April 30, 2022. As of April 30, 2022, there was $57.2 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over a weighted-average vesting period of 3.8 years.
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
Stock-based compensation expense related to Market-based RSUs was $0.6 million during the during the three months ended April 30, 2022. As of April 30, 2022, there was $7.3 million of unrecognized compensation expense related to Market-based RSUs expected to be recognized over an average vesting period of 3.3 years.
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
Risk-free interest rate—The risk-free rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s awards.
Dividend yield—The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
Fair value of underlying common stock— Prior to the Company’s IPO, the fair value was determined by the Board of Directors with input from management and contemporaneous independent third-party valuations. Subsequent to the IPO, the fair value of the Company’s common stock is based on the daily average selling price on the Nasdaq Global Select Market.
The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended April 30,
	2022	2021
Stock Option Plans:
Expected term (in years)	*	6.1
Expected volatility	*	41.9%
Risk-free interest rate	*	1.0%
Dividend yield	*	—
*No stock options were granted during the three months ended April 30, 2022.
The fair value of employee stock purchase rights for the initial offering period under the 2021 ESPP was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended April 30, 2022
Employee Stock Purchase Plan:
Expected term (in years)	1.1 - 2.1
Expected volatility	46.7% - 52.1%
Risk-free interest rate	0.1% - 0.2%
Dividend yield	—
Stock-Based Compensation
Stock-based compensation expense was as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Cost of revenue—subscription	$122	$27
Cost of revenue—services	94	22
Research and development	1,899	570
Sales and marketing	1,987	541
General and administrative	1,348	669
Total stock-based compensation expense	$5,450	$1,829

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
The Company recorded income tax expense of $0.3 million for each of the three months ended April 30, 2022 and 2021. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained.
12. Geographic Information
The following table depicts the disaggregation of revenue by geographic area based on the billing address of the customer (in thousands):

	Three Months Ended April 30,
	2022	2021
United States	$21,336	$18,047
International	13,517	9,908
Total	$34,853	$27,955
No individual foreign country contributed 10% or more of total revenue for the three months ended April 30, 2022 and 2021.
As of April 30, 2022 and January 31, 2022, substantially all of the Company’s long-lived assets, including operating lease ROU assets, were located in the United States.
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2022	2021
Numerator
Net loss	$(19,834)	$(14,599)
Cumulative dividends on Series G redeemable convertible preferred stock	—	(1,479)
Net loss attributable to common stockholders	$(19,834)	$(16,078)
Denominator
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,265	6,302
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(2.55)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of April 30,
	2022	2021
Stock options	8,604	10,131
RSUs	3,957	—
Employee stock purchase rights under the ESPP	138	—
Common stock warrants	105	105
Redeemable convertible preferred stock (on an if-converted basis)	—	26,612
Total	12,804	36,848
14. Subsequent Event
In May 2022, the Company entered into an operating lease of office space in London (the "London Lease"). The total lease payments from the commencement date are approximately $1.2 million. The London Lease expires in August 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled "Special Note Regarding Forward-Looking Statements" and "Risk Factors" for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31. Our fiscal years ended January 31, 2021 and 2022 are referred to herein as fiscal 2021 and fiscal 2022, respectively.
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

We have achieved significant growth over our operating history. For the three months ended April 30, 2022 and 2021, our revenue was $34.9 million and $28.0 million, respectively, representing period-over-period growth of 25%. As of April 30, 2022 and 2021, our ARR was $139.7 million and $109.5 million, respectively, representing period-over-period growth of 27%. For the three months ended April 30, 2022 and 2021, our net loss was $19.8 million and $14.6 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.
Our Business Model
We generate the substantial majority of our revenue from sales of subscriptions, which accounted for 92% and 95% for the three months ended April 30, 2022 and 2021, respectively. We derive substantially all of our subscription revenue from the Enterprise Edition of our Couchbase platform, which includes Couchbase Server, our flagship product, and Couchbase Mobile. The Couchbase platform is generally licensed per node, which we define as an instance of Couchbase running on a server. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 7am-5pm local time support, 5 days a week. These response times are for incidences of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3, which are less severe, are longer.
The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances and is typically billed annually in advance. The timing and billing of large, multi-year contracts can create variability in revenue and deferred revenue between periods.
We also derive subscription revenue from Couchbase Capella, our fully-managed DBaaS. Couchbase Capella is licensed using an on-demand consumption model or an annual credit model, which removes the need to license different node types separately. Couchbase Capella pricing delivers superior customer flexibility relative to other CSPs as on-demand pricing allows customers to pay only for what they use based on hourly pricing and the credits purchased through our annual credit model expire only at the end of a 12-month period, rather than ratably throughout the year. We also provide automatic conversion to on-demand consumption when credits expire or are exhausted. Couchbase Capella credits can be purchased upfront to provide cost savings with volume discounts available based on credit quantity. We offer three pricing levels for Couchbase Capella, based on the support response time. Revenue from Couchbase Capella was not material for the three months ended April 30, 2022 and 2021.
We also generate revenue from services, which represented 8% and 5% of our total revenue for the three months ended April 30, 2022 and 2021, respectively. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.
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
We complement our “sell-to” go-to-market motion with a “buy-from” go-to-market motion, which is focused on targeting the application developer community to drive adoption of our platform. To accomplish this, we have and plan to continue to invest in Couchbase Capella, our fully-managed DBaaS offering, We also offer free Community Editions of some of our products, free trials of our Enterprise Edition of Couchbase Server and Couchbase Capella products and a web browser-based demonstration version of Couchbase Server to further accelerate application developer adoption. We believe these offerings lead to future purchases of the Enterprise Edition. While our Community Edition includes the core functionality of Couchbase Server, it is not suited for mission-critical deployments, as it offers only limited functionality around the scaled performance and security that enterprises require and no direct customer support from Couchbase.
We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. A significant portion of our revenue in the three months ended April 30, 2022 and 2021 was attributable to our partner ecosystem.

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
Impact of COVID-19
The ongoing COVID-19 pandemic and efforts to mitigate its impact have significantly curtailed the movement of people, goods and services worldwide, including in the geographic areas in which we conduct our business operations and from which we generate our revenue. It has also caused societal, economic and financial market volatility, resulting in business shutdowns and reduced business activity. In addition, inflation concerns in light of the economic recovery has impacted and may continue to impact business spending and the economy as a whole. We believe that the COVID-19 pandemic has previously had a negative impact on our business and results of operations. The COVID-19 pandemic may cause us to continue to experience challenges in our business in the future.
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
Following the challenges that we experienced due in large part to the COVID-19 pandemic, we have seen continued growth in our business. For example, our customers in COVID-19 impacted industries showed signs of recovery as spending increased across this cohort after a challenging period and our sales productivity continues to improve. More broadly, we believe this growth may accelerate as businesses begin to reopen, as our investments in Couchbase Capella continue to gain traction and as our sales and marketing organization is able to operate at full capacity, and as existing and prospective COVID-19 impacted customers continue to recover. The impact of the COVID-19 pandemic on our industry continues to evolve, and the full impact on our financial condition and results of operations and the broader economic recovery remains uncertain, including as a result of outbreaks and variants. See the section titled “Risk Factors—Risks Related to Our Industry and Business—The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations” for more information regarding risks related to the COVID-19 pandemic.
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
Key Business Metrics
Annual Recurring Revenue
We define ARR as of a given date as the annualized recurring revenue that we would contractually receive from our customers in the month ending 12 months following such date. Based on historical experience with customers, we assume all contracts will be automatically renewed at the same levels unless we receive notification of non-renewal and are no longer in negotiations prior to the measurement date. ARR also includes revenue from consumption-based cloud credits of Couchbase Capella products. ARR for Couchbase Capella products is calculated by annualizing the prior 90 days of actual consumption, assuming no increases or reductions in usage. ARR excludes revenue derived from the use of cloud products only based on on-demand arrangements and services revenue. ARR should be viewed independently of revenue, and does not represent our revenue under U.S. GAAP on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal dates. ARR is not intended to be a replacement for forecasts of revenue. Although we seek to increase ARR as part of our strategy of targeting large enterprise customers, this metric may fluctuate from period to period based on our ability to acquire new customers and expand within our existing customers. We believe that our ARR is an important indicator of the growth and performance of our business. We updated our definition of ARR beginning in the first quarter of fiscal 2023 to include revenue from consumption-based cloud credits of Couchbase Capella products by annualizing the prior 90 days of actual consumption, assuming no increases or reductions in usage. The reason for this change is to better reflect the ARR for Couchbase Capella products following the launch of Couchbase Capella in fiscal 2022. ARR for periods prior to the first quarter of fiscal 2023 has not been adjusted to reflect this change as it is not material to any period previously presented.

	As of April 30,
	2022	2021

	(in millions)
ARR	$139.7	$109.5

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

	As of April 30,
	2022	2021
Customers	614	549
Non-GAAP Financial Measures
In addition to our financial information presented in accordance with GAAP, we believe certain non-GAAP financial measures are useful to investors in evaluating our operating performance. We use certain non-GAAP financial measures, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, may be helpful to investors because they provide consistency and comparability with past financial performance and meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. Non-GAAP financial measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP financial measures used by other companies. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures (provided in the financial statement tables included in this press release), and not to rely on any single financial measure to evaluate our business.
We define the non-GAAP financial measures below as their respective GAAP measures, excluding expenses related to stock-based compensation expense and employer taxes on employee stock transactions. We use these non-GAAP financial measures in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.
Beginning with the first quarter of fiscal 2023, we have excluded employer payroll taxes on employee stock transactions, which is a cash expense, from our non-GAAP results. These payroll taxes have been excluded from our non-GAAP results because they are tied to the timing and size of the exercise or vesting of the underlying equity awards, and the price of our common stock at the time of vesting or exercise may vary from period to period independent of the operating performance of our business. Prior period non-GAAP financial measures have not been adjusted to reflect this change, and the effect of this change is not material for any period previously presented.

Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as gross profit and gross margin, respectively, excluding stock-based compensation expense and employer taxes on employee stock transactions recorded to cost of revenue. We use non-GAAP gross profit and non-GAAP gross margin in conjunction with GAAP financial measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Three Months Ended April 30,
	2022	2021

	(dollars in thousands)
Total revenue	$34,853	$27,955
Gross profit	$30,202	$24,563
Add: Stock-based compensation expense	216	49
Add: Employer taxes on employee stock transactions	2	—
Non-GAAP gross profit	$30,420	$24,612
Gross margin	86.7%	87.9%
Non-GAAP gross margin	87.3%	88.0%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation expense and employer taxes on employee stock transactions. We use non-GAAP operating loss and non-GAAP operating margin in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Three Months Ended April 30,
	2022	2021

	(dollars in thousands)
Total revenue	$34,853	$27,955
Loss from operations	$(18,988)	$(14,109)
Add: Stock-based compensation expense	5,450	1,829
Add: Employer taxes on employee stock transactions	133	—
Non-GAAP operating loss	$(13,405)	$(12,280)
Operating margin	(54)%	(50)%
Non-GAAP operating margin	(38)%	(44)%

Non-GAAP Net Loss and Non-GAAP Net Loss Per Share
We define non-GAAP net loss attributable to common stockholders as net loss attributable to common stockholders excluding stock-based compensation expense and employer taxes on employee stock transactions. We use non-GAAP net loss attributable to common stockholders and non-GAAP net loss per share attributable to common stockholders in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Three Months Ended April 30,
	2022	2021

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(19,834)	$(16,078)
Add: Stock-based compensation expense	5,450	1,829
Add: Employer taxes on employee stock transactions	133	—
Non-GAAP net loss attributable to common stockholders	$(14,251)	$(14,249)
GAAP net loss per share attributable to common stockholders	$(0.45)	$(2.55)
Non-GAAP net loss per share attributable to common stockholders	$(0.32)	$(2.26)
Weighted average shares outstanding, basic and diluted	44,265	6,302
Free Cash Flow
We define free cash flow as cash used in operating activities less purchases of property and equipment, which includes capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. For the three months ended April 30, 2022 and 2021, our free cash flow included cash paid for our unused Credit Facility and interest on our long-term debt of less than $0.1 million and $0.2 million, respectively.

	Three Months Ended April 30,
	2022	2021

	( in thousands)
Net cash used in operating activities	$(8,607)	$(3,189)
Less: Purchases of property and equipment	(799)	(230)
Free cash flow	$(9,406)	$(3,419)
Net cash provided by (used in) investing activities	(44,829)	3,234
Net cash provided by financing activities	6,139	8
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
Interest Expense
Interest expense consists primarily of interest on borrowings and unused credit facility fees related to our Credit Facility.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency gains and losses related to the impact of transactions denominated in a foreign currency and interest income.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended April 30,
	2022	2021
Revenue:
License	$5,007	$4,278
Support and other	26,974	22,187
Total subscription revenue	31,981	26,465
Services	2,872	1,490
Total revenue	34,853	27,955
Cost of revenue:
Subscription(1)	2,396	2,052
Services(1)	2,255	1,340
Total cost of revenue	4,651	3,392
Gross profit	30,202	24,563
Operating expenses:
Research and development(1)	14,421	12,541
Sales and marketing(1)	26,843	20,634
General and administrative(1)	7,926	5,497
Total operating expenses	49,190	38,672
Loss from operations	(18,988)	(14,109)
Interest expense	(25)	(245)
Other income (expense), net	(556)	84
Loss before income taxes	(19,569)	(14,270)
Provision for income taxes	265	329
Net loss	$(19,834)	$(14,599)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Cost of revenue—subscription	$122	$27
Cost of revenue—services	94	22
Research and development	1,899	570
Sales and marketing	1,987	541
General and administrative	1,348	669
Total stock-based compensation expense	$5,450	$1,829
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended April 30,
	2022	2021
Revenue:
License	14%	15%
Support and other	77	79
Total subscription revenue	92	95
Services	8	5
Total revenue	100	100
Cost of revenue:
Subscription	7	7
Services	6	5
Total cost of revenue	13	12
Gross profit	87	88
Operating expenses:
Research and development	41	45
Sales and marketing	77	74
General and administrative	23	20
Total operating expenses	141	138
Loss from operations	(54)	(50)
Interest expense	*	(1)
Other income (expense), net	(2)	*
Loss before income taxes	(56)	(51)
Provision for income taxes	1	1
Net loss	(57)%	(52)%
*   Represents less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended April 30, 2022 and 2021
Revenue

	Three Months Ended April 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenue
License	$5,007	$4,278	$729	17%
Support and other	26,974	22,187	4,787	22%
Total subscription revenue	31,981	26,465	5,516	21%
Services	2,872	1,490	1,382	93%
Total revenue	$34,853	$27,955	$6,898	25%
Subscription revenue increased by $5.5 million, or 21%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in subscription revenue was due to an increase in revenue from existing customers and new customers, as we increased our customer base from 549 customers as of April 30, 2021 to 614 customers as of April 30, 2022. Approximately 93% of the increase in revenue was attributable to growth from existing customers, and the remaining increase was attributable to new customers.
Services revenue increased by $1.4 million, or 93%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in services revenue was primarily due to an increase in the number of professional services hours performed.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$2,396	$2,052	$344	17%
Services	2,255	1,340	915	68%
Total cost of revenue	$4,651	$3,392	$1,259	37%
Gross profit	$30,202	$24,563
Gross margin	86.7%	87.9%
Headcount (at period end)	57	57
Cost of subscription revenue increased by $0.3 million or 17%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in cost of subscription revenue was primarily due to an increase of $0.3 million related to the computing infrastructure costs related to Couchbase Capella.
Cost of services revenue increased by $0.9 million, or 68%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in cost of services revenue was primarily due to an increase of $0.5 million in contracted third-party professional services and an increase of $0.3 million in personnel-related costs associated with headcount growth.
Gross margin decreased during the three months ended April 30, 2022 compared to the three months ended April 30, 2021, primarily due to the mix of subscriptions and services we sell and the associated revenue.
Research and Development

	Three Months Ended April 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Research and development	$14,421	$12,541	$1,880	15%
Percentage of revenue	41%	45%
Headcount (at period end)	249	233
Research and development increased by $1.9 million, or 15%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in research and development expenses was primarily due to an increase of $1.6 million in personnel-related costs associated with increased headcount and an increase of $0.3 million associated with computing infrastructure costs dedicated for use by our research and development organization, which was partially offset by a decrease of $0.2 million in contracted third-party professional services.
Sales and Marketing

	Three Months Ended April 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$26,843	$20,634	$6,209	30%
Percentage of revenue	77%	74%
Headcount (at period end)	283	253
Sales and marketing increased by $6.2 million, or 30%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in sales and marketing expenses was primarily due to an increase of $3.7 million in personnel-related costs associated with increased headcount and an increase of $1.0 million in travel-related costs. There was an additional increase of $0.5 million in sales and marketing program expenses primarily associated with costs of general marketing and promotional activities as we continue to expand our sales and marketing efforts to attract new customers and deepen our engagement with existing customers.

General and Administrative

	Three Months Ended April 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
General and administrative	$7,926	$5,497	$2,429	44%
Percentage of revenue	23%	20%
Headcount (at period end)	70	54
General and administrative increased by $2.4 million, or 44%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in general and administrative expenses was primarily due to an increase of $1.5 million in personnel-related costs associated with increased headcount and an increase of $0.7 million in additional professional fees and other corporate expenses associated with being a publicly traded company.
Interest Expense

	Three Months Ended April 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Interest expense	$(25)	$(245)	$220	(90)%
Interest expense decreased by $0.2 million, or (90)%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The decrease in interest expense was primarily due to the repayment of the full outstanding balance of our Credit Facility in fiscal 2022.
Other Income (Expense), Net

	Three Months Ended April 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Other income (expense), net	$(556)	$84	$(640)	(762)%
Other income (expense), net decreased by $0.6 million during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The decrease in other income (expense), net was primarily driven by an increase of $0.8 million in unrealized and realized foreign currency losses due to remeasurement of monetary assets denominated in non-functional currencies. This was partially offset by an increase of $0.2 million in interest income primarily driven by higher cash and cash equivalent and short-term investment balances and higher yield in the current period.
Provision for Income Taxes

	Three Months Ended April 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Loss before income taxes	$(19,569)	$(14,270)	$(5,299)	37%
Provision for income taxes	265	329	$(64)	(19)%
Effective tax rate	(1.4)%	(2.3)%
The changes in provision for income taxes during the three months ended April 30, 2022 compared to the three months ended April 30, 2021 were not material.
Liquidity and Capital Resources
We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our initial public offering, or IPO, with net proceeds totaling $214.9 million. We also have a Credit Facility to obtain up to $40.0 million in debt financing. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2021 and 2022 and the three months ended April 30, 2022. As of April 30, 2022, we had an accumulated deficit of $361.8 million.
As of April 30, 2022, we had $201.1 million in cash, cash equivalents and short-term investments. We believe our existing cash, cash equivalents and short-term investments, availability under the Credit Facility, which is described in Note 7 of our notes to the condensed consolidated financial statements, and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and cash expenditures for at least the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future cash requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.
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
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2022, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $169.0 million. We expect to recognize revenue of $100.7 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,607)	$(3,189)
Investing activities	$(44,829)	$3,234
Financing activities	$6,139	$8
Operating Activities
Cash used in operating activities for the three months ended April 30, 2022, of $8.6 million primarily consisted of our net loss of $19.8 million, adjusted for non-cash charges of $12.0 million and net cash outflows of $0.8 million from changes in our operating assets and liabilities. Changes in operating assets and liabilities primarily reflected a $11.8 million decrease in accounts receivable related to timing of billings and collections and a $1.0 million decrease in deferred revenue due to timing of billings. Additionally, there was a $8.1 decrease in accrued compensation primarily due to the timing of bonus payments and purchases under our employee stock purchase plan and a $3.8 million increase in deferred commissions related to increased sales during the period.
Cash used in operating activities for the three months ended April 30, 2021 of $3.2 million primarily consisted of our net loss of $14.6 million, adjusted for non-cash charges of $5.5 million and net cash inflows of $6.0 million from changes in our operating assets and liabilities. Changes in operating assets and liabilities primarily reflected an $18.6 million decrease in accounts receivable related to timing of billings and collections and a $5.1 million decrease in deferred revenue due to timing of billings. Additionally, there was a $3.3 million decrease in accrued compensation and benefits related to the timing of accruals paid during the period and a $2.7 million increase in deferred commissions related to increased sales during the period.

Investing Activities
Cash used in investing activities for the three months ended April 30, 2022, of $44.8 million consisted of purchases of short-term investments net of maturities and sales of $44.0 million and purchases of property and equipment of $0.8 million.
Cash provided by investing activities for the three months ended April 30, 2021 of $3.2 million consisted of net maturities of short-term investments of $3.5 million and cash paid for purchases of property and equipment of $0.2 million.
Financing Activities
Cash provided by financing activities for the three months ended April 30, 2022 of $6.1 million was primarily due to $3.5 million in proceeds from the issuance of common stock under our employee stock purchase plan, and $2.6 million in proceeds from the issuance of common stock upon exercises of stock options.
Cash provided by financing activities for the three months ended April 30, 2021 consisted of proceeds from stock option exercises of $1.4 million, which was offset by payments of deferred offering costs of $1.4 million.
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
For further information on our commitments and contingencies, refer to Note 9 in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended January 31, 2022. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which was filed with the SEC on March 31, 2022, for additional information regarding our contractual obligations.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors and other business partners with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. Additionally, we entered into indemnification agreements with our directors and officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of May 31, 2022, no demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could reasonably be expected to have a material effect on our financial condition, results of operations or cash flows.
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
There have been no significant changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, which was filed with the SEC on March 31, 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, commercial paper and corporate debt securities. As of April 30, 2022, we had cash and cash equivalents of $47.7 million and short-term investments of $153.4 million and no amounts outstanding under the Credit Facility. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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
As of April 30, 2022, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our results of operations and cash flows.

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
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. The last day of our fiscal year is January 31. Our fiscal years ended January 31, 2021 and 2022 are referred to herein as fiscal 2021 and fiscal 2022, respectively.
Risks Related to Our Industry and Business
We have a history of net losses and may not achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $58.2 million, $40.0 million, $19.8 million and $14.6 million for fiscal 2022, fiscal 2021 and the three months ended April 30, 2022 and 2021, respectively. As of April 30, 2022, we had an accumulated deficit of $361.8 million. We expect our costs to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our sales and marketing and expand our operations and infrastructure, both domestically and internationally. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a public company. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.
We may not continue to grow on pace with historical rates.
Our historical revenue growth should not be considered indicative of our future performance. Our revenue was $123.5 million, $103.3 million, $34.9 million and $28.0 million for fiscal 2022, fiscal 2021 and the three months ended April 30, 2022 and 2021, respectively. However, you should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term. Our revenue growth rate may also decline in future periods for a number of reasons, including slowing adoption of or demand for our products and services, increasing competition, a decrease in the growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others. In addition, our revenue growth rate may experience increased volatility due to global societal and economic disruption, including as a result of the COVID-19 pandemic. If our revenue growth rate declines, investors’ perceptions of our business and the market price of our common stock could be adversely affected.

If we fail to manage our growth effectively, our brand, business, financial condition and results of operations could be adversely affected.
We have experienced strong growth in our employee headcount, our geographic reach and our operations, and we expect to continue to experience growth in the future. Our employee headcount grew from 597 as of April 30, 2021 to 659 as of April 30, 2022. Employee growth has occurred both at our headquarters and in a number of locations across the United States and internationally. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain customer satisfaction. In addition, we have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in evolving industries, including market acceptance of our products and services, intense competition and our ability to manage our costs and operating expenses. Further, as our customers adopt our products and services for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology, or IT, and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. In addition, we operate globally, sold subscriptions in more than 50 countries as of April 30, 2022 and have established subsidiaries in Australia, Canada, France, Germany, India, Israel, Japan, Singapore, Spain, United Arab Emirates and the United Kingdom. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. If we do not manage the growth of our business and operations effectively, the quality of our products and services and the efficiency of our operations could suffer. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, any of which could adversely affect our brand, business, financial condition and results of operations.
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

We expect competition to increase as other established and emerging companies enter our market, as customer requirements evolve and as new offerings and technologies are introduced. New start-up companies that innovate and competitors that are making significant investments in research and development or that are in adjacent markets may introduce similar or superior offerings and technologies that compete with our offerings. Potential customers may also believe that substitute technologies which have similar functionality or features as our products are sufficient, or they may believe that ancillary solutions that address narrower segments overall are nonetheless adequate for their needs. Our competitors could also introduce new offerings with competitive pricing and performance characteristics or undertake more aggressive marketing campaigns than ours. Further, we have historically elected to make core portions of our source code available on an open source basis to facilitate adoption, as well as collaboration and participation, from our application developer communities. However, we may not be successful in this strategy, and our move toward source-available licensing, as well as the continued availability of our source code, may enable others to compete more effectively against us. Such competitive pressures may adversely affect our financial performance. Further, the market in which we compete has attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to compete more effectively against us. In addition, conditions in our market could change rapidly and significantly as a result of technological advancements and changing customer preferences and companies with greater financial resources and technical capabilities may be able to respond more quickly to changes that could render our products and services less attractive or obsolete. Additionally, some of our current or potential competitors have made or could make acquisitions of businesses or establish cooperative relationships, among themselves or with others, that may allow them to offer more directly competitive and comprehensive offerings than were previously offered and adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their offerings more quickly than we do. For all of these reasons, we may not be able to compete successfully against our current or potential competitors. If we are unable to anticipate or effectively react to competitive challenges, our competitive position would weaken, and our business, financial condition and results of operations would be adversely affected.
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
Our success also depends, in part, on our existing customers renewing their subscriptions upon the expiration of existing contract terms and our ability to expand our relationships with our existing customers, including broadening their use cases within our products and adopting additional Couchbase products and services. The non-cancelable term of our subscriptions typically ranges from one to three years but may be longer or shorter in limited circumstances. Our customers have no obligation to renew or upgrade their subscriptions, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms or capacity, or may decide to otherwise downgrade their subscriptions. For example, the impact of the COVID-19 pandemic on the economic environment has caused, and may in the future continue to cause, certain customers to request concessions including extended payment terms or better pricing, increased customer churn, a lengthening of our sales cycles with prospective customers, a delay of planned projects or expansions and reduced contract values with certain prospective and existing customers. Our customer retention or our customers’ use of our products and services may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products and services, our licensing models, the prices, features or perceived value of competing offerings, changes to our offerings or general economic conditions. Our business model entails significant investments in our technology, sales and marketing function and operations ahead of our planned growth. If these efforts fail and our customers do not renew, increase their subscriptions or increase their usage of our offerings, or if they renew their subscriptions on terms less favorable to us or fail to increase adoption of our products and services, our business, financial condition and results of operations would be adversely affected.

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
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, results of operations, key metrics and prospects could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.
Our future results of operations may fluctuate significantly, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
Our results of operations and key metrics may fluctuate from period to period as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Some of the factors that may cause our results of operations and key metrics to fluctuate from period to period include:
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
Subscription revenue accounts for a significant portion of our revenue, comprising 92% and 95% of total revenue for the three months ended April 30, 2022 and 2021, respectively.
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
The ongoing COVID-19 pandemic and efforts to mitigate its impact have significantly curtailed the movement of people, goods and services worldwide, including in the geographic areas in which we conduct our business operations and from which we generate our revenue. It has also caused societal, economic and financial market volatility, resulting in business shutdowns and reduced business activity. In addition, inflation concerns in light of the economic recovery has impacted and may continue to impact business spending and the economy as a whole. We believe that the COVID-19 pandemic has previously had a negative impact on our business and results of operations. The COVID-19 pandemic may cause us to continue to experience challenges in our business in the future.
In light of the uncertain and rapidly evolving situation relating to the spread or resurgence of COVID-19, we have taken precautionary measures in accordance with local guidelines intended to reduce the risk of the virus spreading to our employees, our customers and the communities in which we operate. We have taken a measured and careful approach to having employees return to offices and travel for business and providing access to customers for training. Most of our operations can be performed under precautionary measures and policies; however, they could negatively impact product innovation and development and employee and organizational productivity, training and collaboration, ability to market and sell our products and services or otherwise disrupt our business operations. Additionally, there is no guarantee that we will continue to be as effective while working under them because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after family members who become sick), and employees may become sick themselves despite our precautionary measures and be unable to work. Further, the option of working remotely may expose us to increased risks of security breaches or incidents, such that we may need to enhance the security of our products and services, our data and our internal IT infrastructure, which may require additional resources and may not be successful.
The extent to which the COVID-19 pandemic continues to impact our and our customers’ and partners’ businesses, in particular those in industries and segments that have been especially impacted by the pandemic, and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the disease, the duration and spread of the disease, including as a result of outbreaks, resurgences and variants, the rate of economic recovery and spending, including in different geographies, the scope of travel restrictions imposed in geographic areas in which we operate, mandatory or voluntary business closures, the impact on businesses and financial and capital markets and the extent and effectiveness of the development of vaccines and rollouts and other actions taken throughout the world to contain the virus or treat its impact. Moreover, if economic policy support is insufficient or withdrawn before full economic recovery, bankruptcies of viable but illiquid companies could mount, leading to further or renewed employment and income losses and a more protracted recovery. Together, with an extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic, these uncertainties and risks could have a material and adverse impact on our financial condition, business and results of operations. To the extent and duration the COVID-19 pandemic continues to adversely affect our business and financial condition, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our business could be adversely affected by economic downturns.
Prolonged economic uncertainties or downturns could adversely affect our business, financial condition and results of operations and key metrics. Negative conditions in the general economy in either the United States or abroad, including inflation concerns, conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster or global public health crisis such as the COVID-19 pandemic or armed conflicts, could continue to cause a decrease in corporate spending on IT offerings in general and negatively affect the growth of our business.
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
•general economic and political conditions in these foreign markets, including political and economic instability in some countries, including the significant military action against Ukraine launched by Russia and any related political or economic response and counter responses or otherwise by various global actors or general effect on the global economy;
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
We maintain a $40.0 million revolving line of credit with Silicon Valley Bank, or the Credit Facility. Our ability to pay interest and repay the principal for any indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this “Risk Factors” section. There can be no assurance that we will be able to manage any of these risks successfully.
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado or flood, or a significant power outage or telecommunications failure, could disrupt our operations, mobile networks, the internet or the operations of our third-party service and technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires. In addition, any unforeseen public health crises, such as the ongoing COVID-19 pandemic, political crises, such as terrorist attacks, war and other political instability or other catastrophic events, whether in the United States or abroad, including the significant military action against Ukraine launched by Russia and any related political or economic response and counter responses or otherwise by various global actors or general effect on the global economy, can continue to adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our products and services or a delay in the provision of our products and services or could negatively impact consumer and business spending in the impacted regions or globally depending on the severity, any of which would adversely affect our business, financial condition and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate.
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
One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution thereof to a wide group of companies or individuals. We have historically elected to make a core portion of our source code available on an open source basis, and have made a move toward source-available licensing. The continued availability of our source code, among other things, may enable others to develop new software products or services that are competitive to ours without the same degree of overhead and lead time required by us, particularly if customers do not value the differentiation of our proprietary components. It is possible for new and existing competitors, including those with greater resources than ours, to develop their own open source software or hybrid proprietary and open source software offerings, potentially reducing the demand for, and putting price pressure on, our products. In addition, some competitors make open source software available for free download or use or may position competing open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure or the availability of open source software will not result in price reductions, reduced revenue and gross margins and loss of market share, any one of which could adversely affect our business. Our use of open source software may also limit our ability to assert certain of our intellectual property and proprietary rights against third parties, including competitors, who access or use software or technology that we have contributed to such open source projects.
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
Our success depends, in part, upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, other intellectual property laws, confidentiality procedures and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, enforce and defend our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect or enforce our intellectual property rights adequately, our competitors might gain access to our proprietary technology and develop and commercialize similar or substantially identical products, services or technologies, and our business, financial condition, results of operations or prospects could be adversely affected. While we have patent applications pending in the United States, there can be no assurance that our patent applications will result in issued patents. As of April 30, 2022, we owned two issued U.S. patent, six U.S. non-provisional patent applications, three PCT patent applications and one foreign patent application. Our pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file such national stage patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in such applications.
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
We have taken steps to protect the data on our systems and offerings, but our security measures or those of our customers or third-party service providers could be insufficient and breached as a result of third-party action, employee or user errors, technological limitations, defects or vulnerabilities in our systems or offerings or those of our third-party service providers, malfeasance, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure or otherwise. We have experienced and may continue to experience security incidents and attacks of varying types and degrees from time to time. For example, we have had a third-party provider be impacted by a supply-chain attack, and we could be impacted by similar attacks on other third-party providers in the future or could become the subject of one through a supply chain compromise. In addition, in December 2021, a vulnerability named “Log4Shell” was reported for a Java logging library, Apache Log4j, that is widely used in our industry. While we have not detected any exploit attempts in our offerings or on our systems, and have taken steps to mitigate the vulnerability, we cannot assure you that we or our customers will not be impacted by this or other similar vulnerabilities in the future. Additionally, with our employees and many employees of our third-party service providers working remotely, either permanently or temporarily due to the COVID-19 pandemic, we may be exposed to increased risks of security breaches or incidents. For example, we have seen an increase in phishing attempts and spam emails over time and it is possible this trend will continue. Also, due to political uncertainty and military actions associated with the significant military action against Ukraine launched by Russia, we and our third-party service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services, as well as retaliatory cybersecurity attacks from Russian and affiliated actors against companies with a U.S. presence.

We anticipate needing to enhance the security of our products and services, our data, our systems and our internal IT infrastructure, which may require additional resources and substantial costs and may not be effective. There can be no assurance that any security measures that we or our customers or third-party service providers have implemented will be effective against current or future security threats. We have developed systems and processes to protect the integrity, confidentiality, availability and security of our data and software, but our security measures or those of our customers or third-party service providers could fail and result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of or loss of such data and software. Through contractual provisions and third-party risk management processes, we take steps to require that our third-party providers and their subcontractors protect our data, but because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our data. A vulnerability in a third-party provider’s or a customer’s software or systems, a failure of our customers’ or third-party providers’ safeguards, policies or procedures or a breach of a customer’s or third-party provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our offerings, systems or the data housed in our third-party solutions. Further, because there are many different security breach techniques and such techniques continue to evolve and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate or prevent attempted security breaches or other security incidents or react in a timely manner. If any of the foregoing were to occur, our customers and potential customers may lose trust in the security of our products or database software generally, which could adversely impact our brand, reputation and ability to retain existing customers or attract new customers.
Any security breach or other security incident that we or our third-party service providers experience, or the perception that one has occurred, could result in a loss of customer confidence in the security of our products and services, harm our reputation and brand, reduce the demand for our products and services, disrupt normal business operations, divert management’s attention and resources, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents or expose us to legal liabilities, including claims, litigation, regulatory enforcement and orders, disputes, investigations, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation, any of which could adversely affect our results of operations. In addition, our remediation efforts may not be successful. We cannot ensure that any limitation of liability provisions in our customer, partner, vendor and other contracts would be enforceable or adequate with respect to any security lapse or breach or other security incident or would otherwise protect us from any liabilities or damages with respect to any particular claim. These risks may increase as we continue to grow and evolve our offerings to collect, host, process, store and transmit increasing volumes of data. In addition, these risks may increase if the type of data that we collect, host, process, store and transmit increasingly include sensitive and regulated data, such as protected health information, credit card information and other confidential information such as personally identifiable information.
Many governments have enacted laws requiring companies to notify individuals of data security incidents or security breaches involving certain types of personal data. Accordingly, security incidents that we, our competitors, our customers or our third-party service providers experience may lead to negative publicity and harm our reputation. Further, if a security breach occurs with respect to us or a competitor or third-party service provider, our customers and potential customers may lose trust in the security of our products or services or database software generally, which could adversely impact our ability to retain existing customers or attract new customers, which could adversely affect our business, financial condition and results of operations.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the United Kingdom, Switzerland and the European Union, or EU. The EU has adopted the General Data Protection Regulation, or GDPR, which went into effect in May 2018, and together with national legislation, regulations and guidelines of the EU member states, contains numerous requirements relating to the processing of personal data of EU data subjects, including the increased jurisdictional reach of the European Commission, more robust obligations and additional requirements for data protection compliance programs by companies. EU member states are tasked under the GDPR to enact, and have enacted, certain legislation that adds to or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to the United States as well as other third countries that have not been found to provide adequate protection to such personal data. The GDPR also introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (for example, the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements and increased fines. In particular, under the GDPR, fines of up to 20 million euros or 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
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

For example, the “Schrems II” decision issued by the European Court of Justice, or CJEU, in July 2020 struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. In the same decision, the CJEU imposed additional obligations on companies when relying on standard contractual clauses, including that these clauses be considered on a case-by-case basis, in conjunction with an assessment as to whether national security laws conflict with the guarantees provided by the data importer under the standard contractual clauses. The European Commission has since issued new standard contractual clauses that account for the CJEU’s “Schrems II” decision. The Swiss Federal Data Protection and Information Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. We may be required to take additional steps to legitimize any personal data transfers impacted by these developments and be subject to increasing costs of compliance and limitations on our customers and us. For example, we anticipate being required to engage in new contract negotiations with third parties that aid in processing data on our behalf and entering into new standard contractual clauses approved in the EU and United Kingdom, or U.K., respectively, both of which are required to be implemented over time. More generally, we may find it necessary or desirable to modify our data handling practices, and this “Schrems II” decision or other legal challenges relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely affect our business, financial condition and results of operations.
Further, the U.K. government left the EU, which commonly is referred to as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. Data processing in the United Kingdom is governed by a U.K. version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the U.K. and may intervene at any time with respect to its adequacy decision. The U.K.’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, with the United Kingdom potentially being considered an “inadequate third country” under the GDPR and transfers of data from the European Economic Area, or EEA, to the United Kingdom requiring a “transfer mechanism,” such as the EU’s standard contractual clauses. Furthermore, there will be increasing scope for divergence in application, interpretation and enforcement of data protection law between the U.K. and EEA. We continue to monitor and review the impact of any resulting changes to EU or U.K. law that could affect our operations. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU member states and the U.K. in connection with any measures we take to comply with them. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.
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

Further, on March 2, 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act, or VCDPA, which will be enforced by the Virginia Attorney General. The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act, or CPA. The CPA closely resembles the VCDPA, and will be enforced by Colorado’s Attorney General and district attorneys. On March 24, 2022, Utah enacted the Utah Consumer Privacy Act, and, on May 10, 2022, Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring. While these new privacy laws share similarities with each other, as well as with the CPRA, VCDPA, and CPA, all these laws differ in many ways and once they become enforceable in 2023, we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.
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
As of January 31, 2022, we had federal and state net operating losses, or NOLs, of $319.9 million and $167.2 million, respectively, which may be available to offset taxable income in the future. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under the Tax Act, U.S. federal NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is limited to 80% of taxable income.
Of the U.S. federal NOLs, no amount may be carried forward indefinitely with no limitations when utilized, and $151.1 million may be carried forward indefinitely with utilization limited to 80% of taxable income. The remaining $168.8 million will begin to expire in 2028. The state NOLs carryforwards begin to expire in 2026.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. As of January 31, 2021, we had completed a Section 382 study and have determined that none of the NOLs will expire solely due to Section 382 limitations. However, we may have experienced ownership changes as a result of our IPO or may experience in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years.
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

Our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting when we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations, and could cause a decline in the market price of our common stock.
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
Certain members of our management team have limited experience managing a publicly traded company, and certain members joined us more recently. Accordingly, our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.
We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an “emerging growth company,” we are also allowed to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, our financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates. We have elected to take advantage of this extended transition period under the JOBS Act with respect to the adoption of new accounting pronouncements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be for as long as five full fiscal years following the completion of our IPO. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

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
•actual or anticipated changes in our results of operations or key metrics or fluctuations in our results of operations or key metrics;
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
None.
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
We intend to use a portion of the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses, and capital expenditures. In the year ended January 31, 2022, we used a portion of our net proceeds to repay the $25.0 million outstanding debt under the Credit Facility. Further, we may use a portion of the net proceeds to acquire or invest in businesses, products, services, or technologies.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X
______________________
*The certifications attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of Couchbase, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUCHBASE, INC.

Date: June 10, 2022	By:	/s/ MATTHEW M. CAIN
Matthew M. Cain
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 10, 2022	By:	/s/ GREG HENRY
Greg Henry
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)