Form 10-Q
period 2022-07-31
Couchbase, Inc.
filed 2022-09-09
CIK 1845022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2022, the registrant had 44,786,337 shares of common stock outstanding.

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
•our expectations regarding future developments with respect to Couchbase Capella, our fully-managed database-as-a-service (“DBaaS”) offering;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•the impact of the COVID-19 pandemic and macroeconomic conditions, as well as inflation concerns, rising interest rates and recessionary fears, on our business and results of operations;
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
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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
•Our future results of operations and key business metrics may fluctuate significantly, and if we fail to meet the expectations of analysts or investors, the market price of our common stock and the value of your investment could decline substantially.
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
•We track certain key business metrics with internal systems and tools and do not independently verify such metrics. Certain of these metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.
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
•Our decision to license certain source code under a source-available license, the Business Source License version 1.1 (“BSL 1.1”) may harm the adoption of our source code.

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

Part I – Financial Information
Item 1. Financial Statements (unaudited)
COUCHBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	As of July 31,	As of January 31,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$46,338	$95,688
Short-term investments	145,767	110,266
Accounts receivable, net	29,018	36,696
Deferred commissions	11,525	11,783
Prepaid expenses and other current assets	9,655	8,559
Total current assets	242,303	262,992
Property and equipment, net	5,639	4,288
Operating lease right-of-use assets	7,696	—
Deferred commissions, noncurrent	7,798	8,243
Other assets	1,334	1,219
Total assets	$264,770	$276,742
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,579	$1,923
Accrued compensation and benefits	10,530	16,143
Other accrued expenses	4,103	3,231
Operating lease liabilities	3,075	—
Deferred revenue	67,139	69,010
Total current liabilities	90,426	90,307
Operating lease liabilities, noncurrent	5,491	—
Deferred revenue, noncurrent	2,467	2,713
Other liabilities	—	507
Total liabilities	98,384	93,527
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 200,000,000 shares authorized as of July 31, 2022 and January 31, 2022; zero shares issued outstanding as of July 31, 2022 and January 31, 2022	—	—
Common stock, $0.00001 par value; 1,000,000,000 shares authorized as of July 31, 2022 and January 31, 2022; 44,771,717 and 43,847,484 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	—	—
Additional paid-in capital	544,614	525,392
Accumulated other comprehensive loss	(1,043)	(195)
Accumulated deficit	(377,185)	(341,982)
Total stockholders’ equity	166,386	183,215
Total liabilities and stockholders’ equity	$264,770	$276,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
License	$6,382	$4,416	$11,389	$8,694
Support and other	30,677	23,613	57,651	45,800
Total subscription revenue	37,059	28,029	69,040	54,494
Services	2,732	1,670	5,604	3,160
Total revenue	39,791	29,699	74,644	57,654
Cost of revenue:
Subscription	2,521	2,072	4,917	4,124
Services	2,260	1,453	4,515	2,793
Total cost of revenue	4,781	3,525	9,432	6,917
Gross profit	35,010	26,174	65,212	50,737
Operating expenses:
Research and development	14,341	12,623	28,762	25,164
Sales and marketing	27,473	22,263	54,316	42,897
General and administrative	8,429	5,278	16,355	10,775
Total operating expenses	50,243	40,164	99,433	78,836
Loss from operations	(15,233)	(13,990)	(34,221)	(28,099)
Interest expense	(25)	(252)	(50)	(497)
Other income (expense), net	261	(77)	(295)	7
Loss before income taxes	(14,997)	(14,319)	(34,566)	(28,589)
Provision for income taxes	372	151	637	480
Net loss	$(15,369)	$(14,470)	$(35,203)	$(29,069)
Cumulative dividends on Series G redeemable convertible preferred stock	—	(1,438)	—	(2,917)
Net loss attributable to common stockholders	$(15,369)	$(15,908)	$(35,203)	$(31,986)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(1.76)	$(0.79)	$(4.16)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,648	9,045	44,459	7,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Net loss	$(15,369)	$(14,470)	$(35,203)	$(29,069)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of tax	(162)	1	(848)	(1)
Total comprehensive loss	$(15,531)	$(14,469)	$(36,051)	$(29,070)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)
(in thousands, except shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of April 30, 2022	—	$—	44,537,296	$—	$536,981	$(881)	$(361,816)	$174,284
Issuance of common stock upon exercise of stock options	—	—	108,618	—	753	—	—	753
Vesting of restricted stock units	—	—	125,803	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,880	—	—	6,880
Net unrealized gains (losses) on investments	—	—	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	—	—	(15,369)	(15,369)
Balance as of July 31, 2022	—	$—	44,771,717	$—	$544,614	$(1,043)	$(377,185)	$166,386

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of April 30, 2021	26,070,213	$259,822	6,460,868	$—	$40,686	$(1)	$(298,352)	(257,667)
Issuance of common stock upon exercise of stock options	—	—	521,489	—	2,841	—	—	2,841
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(26,070,213)	(259,822)	26,710,600	—	259,822	—	—	259,822
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	9,589,999	—	209,924	—	—	209,924
Settlement of fractional shares to be paid in cash	—	—	(15)	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	—	1,981	—	—	1,981
Net unrealized gains (losses) on investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(14,470)	(14,470)
Balance as of July 31, 2021	—	$—	43,282,941	$—	$515,245	$—	$(312,822)	$202,423

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2022	—	$—	43,847,484	$—	$525,392	$(195)	$(341,982)	$183,215
Issuance of common stock upon exercise of stock options	—	—	560,931	—	3,367	—	—	3,367
Issuance of common stock in connection with employee stock purchase plan	—	—	237,499	—	3,525	—	—	3,525
Vesting of restricted stock units	—	—	125,803	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,330	—	—	12,330
Net unrealized gains (losses) on investments	—	—	—	—	—	(848)	—	(848)
Net loss	—	—	—	—	—	—	(35,203)	(35,203)
Balance as of July 31, 2022	—	$—	44,771,717	$—	$544,614	$(1,043)	$(377,185)	$166,386

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2021	26,070,213	$259,822	6,199,305	$—	$37,410	$1	$(283,753)	$(246,342)
Issuance of common stock upon exercise of stock options	—	—	783,052	—	4,288	—	—	4,288
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(26,070,213)	(259,822)	26,710,600	—	259,822	—	—	259,822
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	9,589,999	—	209,924	—	—	209,924
Settlement of fractional shares to be paid in cash	—	—	(15)	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	—	3,810	—	—	3,810
Net unrealized gains (losses) on investments	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(29,069)	(29,069)
Balance as of July 31, 2021	—	$—	43,282,941	$—	$515,245	$—	$(312,822)	$202,423
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities
Net loss	$(35,203)	$(29,069)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,466	1,406
Amortization of debt issuance costs	—	15
Stock-based compensation, net of amounts capitalized	12,177	3,810
Amortization of deferred commissions	8,410	6,326
Non-cash lease expense	1,400	—
Foreign currency transaction losses	1,036	5
Other	301	68
Changes in operating assets and liabilities
Accounts receivable	7,329	15,845
Deferred commissions	(7,706)	(7,071)
Prepaid expenses and other assets	(1,214)	(5,848)
Accounts payable	3,543	4,553
Accrued compensation and benefits	(5,608)	(91)
Accrued expenses and other liabilities	1,035	(1,749)
Operating lease liabilities	(1,111)	—
Deferred revenue	(2,117)	(7,375)
Net cash used in operating activities	(16,262)	(19,175)
Cash flows from investing activities
Purchases of short-term investments	(69,468)	(7,133)
Maturities of short-term investments	32,802	12,285
Additions to property and equipment	(2,476)	(250)
Net cash provided by (used in) investing activities	(39,142)	4,902
Cash flows from financing activities
Proceeds from exercise of stock options	3,367	4,288
Proceeds from issuance of common stock under ESPP	3,525	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	214,854
Payments of deferred offering costs	—	(2,795)
Net cash provided by financing activities	6,892	216,347
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(838)	(125)
Net increase (decrease) in cash, cash equivalents and restricted cash	(49,350)	201,949
Cash, cash equivalents and restricted cash
Beginning of period	96,231	37,840
End of period	$46,881	$239,789
Cash and cash equivalents	$46,338	$239,246
Restricted cash included in other assets	543	543
Total cash, cash equivalents and restricted cash	$46,881	$239,789
Supplemental disclosures of cash activities
Cash paid for income taxes	$359	$442
Cash paid for interest	$50	$495
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$153	$—
Net change in unrealized gains or losses on available-for-sale debt securities	$(848)	$(1)
Change in deferred offering costs included in accounts payable and other accrued expenses	$—	$1,051
Change in purchases of property and equipment included in accounts payable and other accrued expenses	$194	$230
Conversion of redeemable convertible preferred stock to common stock	$—	$259,822
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
The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2022, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2022, are not necessarily indicative of the results to be expected for the year ending January 31, 2023, or for any other interim period or for any other future year.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022, as filed with the SEC on March 31, 2022.
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

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts stated in the financial statements and accompanying notes. Such estimates include standalone selling prices for each distinct performance obligation, capitalized internal-use software costs, expected period of benefit for deferred commissions, valuation of the Company’s common stock prior to the IPO in July 2021, valuation of stock-based awards, the determination of allowance for doubtful accounts, the incremental borrowing rate used to measure operating liabilities, and accounting for income taxes. The Company bases its estimates on historical experience and assumptions that management considers reasonable.
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
Leases
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02 and several amendments, codified as ASC 842, Leases which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. The

Company adopted the guidance on February 1, 2022 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of fiscal 2023.
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
See Note 8, “Leases” to the Notes to Condensed Consolidated Financial Statements for more information.
Accounting Pronouncements Not Yet Adopted
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company meets the definition of an emerging growth company and can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the Company is no longer an emerging growth company or until the Company affirmatively and irrevocably opts out of the extended transition period.
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

3. Cash Equivalents and Short-Term Investments
The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of July 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$42,090	$—	$—	$42,090
Total cash equivalents	42,090	—	—	42,090
Short-Term Investments
U.S. government securities	92,755	—	(929)	91,826
Corporate debt securities	27,460	—	(106)	27,354
Commercial paper	23,647	—	—	23,647
Asset-backed securities	2,948	—	(8)	2,940
Total short-term investments	146,810	—	(1,043)	145,767
Total	$188,900	$—	$(1,043)	$187,857

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$86,505	$—	$—	$86,505
Total cash equivalents	86,505	—	—	86,505
Short-Term Investments
U.S. government treasury securities	39,340	—	(129)	39,211
Corporate debt securities	30,156	—	(66)	30,090
Commercial paper	40,966	—	(1)	40,965
Total short-term investments	110,462	—	(196)	110,266
Total	$196,967	$—	$(196)	$196,771
During the three and six months ended July 31, 2022 and 2021, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income (expense), net in the condensed consolidated statements of operations.
As of July 31, 2022, the Company’s short-term investments consisted of $118.5 million and $27.3 million with a contractual maturity date of less than one year and greater than one year, respectively. As of January 31, 2022, the Company’s short-term investments consisted of $108.3 million and $2.0 million with a contractual maturity of less than one year and greater than one year, respectively.
As of July 31, 2022, the Company had 35 short-term investments in an unrealized loss position. These short-term investments had an estimated fair value of $122.1 million and were not in a continuous unrealized loss position for more than twelve months. As of January 31, 2022, the Company had 25 short-term investments in an unrealized loss position. These short-term investments had an estimated fair value of $71.8 million and were not in a continuous unrealized loss position for more than twelve months. During the three and six months ended July 31, 2022, the Company had no other-than-temporary impairments of short-term investments.
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
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of July 31, 2022
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$42,090	$—	$42,090
Total cash equivalents	42,090	—	42,090
Short-Term Investments
U.S. government treasury securities	—	91,826	91,826
Corporate debt securities	—	27,354	27,354
Commercial paper	—	23,647	23,647
Asset-backed securities	—	2,940	2,940
Total short-term investments	—	145,767	145,767
Total	$42,090	$145,767	$187,857

	As of January 31, 2022
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$86,505	$—	$86,505
Total cash equivalents	86,505	—	86,505
Short-Term Investments
U.S. government treasury securities	—	39,211	39,211
Corporate debt securities	—	30,090	30,090
Commercial paper	—	40,965	40,965
Total short-term investments	—	110,266	110,266
Total	$86,505	$110,266	$196,771
The Company classifies its money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its asset-backed securities, commercial paper, U.S. government securities, and corporate debt securities within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2022	2022
Prepaid expenses	$5,765	$4,518
Prepaid software	2,296	2,297
Other current assets	1,594	1,744
Total prepaid expenses and other current assets	$9,655	$8,559
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2022	2022
Computer equipment	$3,426	$3,711
Furniture and fixtures	415	412
Capitalized internal-use software	7,020	5,772
Leasehold improvements	1,555	1,582
Construction in progress	629	—
Construction in progress—capitalized internal-use software	762	—
Total gross property and equipment	13,807	11,477
Accumulated depreciation and amortization	(8,168)	(7,189)
Total property and equipment, net	$5,639	$4,288
Depreciation and amortization expense was $0.8 million and $0.7 million for three months ended July 31, 2022 and 2021, respectively, and $1.5 million and $1.4 million for the six months ended July 31, 2022 and 2021, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $0.5 million and $0.5 million in the three months ended July 31, 2022 and 2021, respectively, and $1.0 million and $1.0 million for the six months ended July 31, 2022 and 2021, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2022	2022
Accrued bonus	$4,646	$5,557
Accrued commissions	2,221	4,226
Accrued payroll and benefits	2,352	2,863
Employee contributions under the ESPP	1,311	3,497
Total accrued compensation and benefits	$10,530	$16,143

Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2022	2022
Accrued professional fees	$779	$717
Sales and value added tax payable	365	671
Income taxes payable	491	414
Other	2,468	1,429
Total other accrued expenses	$4,103	$3,231
6. Deferred Revenue and Remaining Performance Obligations
The following table presents the deferred revenue balances (in thousands):

	As of July 31,	As of January 31,
	2022	2022
Deferred revenue, current	$67,139	$69,010
Deferred revenue, noncurrent	2,467	2,713
Total deferred revenue	$69,606	$71,723
Changes in the deferred revenue balances during the six months ended July 31, 2022 and 2021 (unaudited) were as follows (in thousands):

	Six Months Ended July 31,
	2022	2021
Beginning balance	$71,723	$61,710
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(43,450)	(38,813)
Increases due to invoicing prior to satisfaction of performance obligations	41,333	31,439
Ending balance	$69,606	$54,336
Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of July 31, 2022, the Company’s RPOs were $166.5 million. The Company expects to recognize revenue of $103.1 million of these remaining performance obligations over the next twelve months with the remaining balances recognized thereafter.
7. Debt
Interest expense consisting primarily of unused Credit Facility (as defined below) fees was immaterial for the three and six months ended July 31, 2022. Interest expense on the Company’s borrowings was $0.3 million for the three months ended July 31, 2021, and $0.5 million for the six months ended July 31, 2021. The effective interest rate was 3.9% for the three and six months ended July 31, 2021.
Term Loan
In August 2018, the Company entered into an agreement for a term loan with a certain lender, which was amended in April 2019 and in June 2020 (the “Amended Loan”). The Amended Loan provided maximum borrowings of up to $25.0 million, maturing in June 2024. In January 2021, the Company repaid all outstanding indebtedness owed pursuant to the Amended Loan and terminated the agreement. Pursuant to the termination of the Amended Loan, the related security interests have been removed and the covenants shall be of no further force and effect.
In connection with the April 2019 amendment, the Company issued warrants to purchase 105,350 shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. The fair value of the warrants was recorded to equity and as a debt discount that was amortized to interest over the term of the loan. The total fair value of the common stock warrants was $0.4 million. As of July 31, 2022, all warrants were outstanding and exercisable.
Credit Facility
In November 2017, the Company entered into a line of credit agreement with Silicon Valley Bank (“Credit Facility”) providing the Company the ability to borrow up to $10.0 million from a revolving line of credit with an original maturity date in November 2018. Borrowings under the line of credit bear interest at a floating per annum rate equal to one half of one percentage point (0.50%) above the prime rate, which interest shall be payable monthly. The line of credit is secured with a pledge on substantially all the assets of the Company, except any intellectual property and is subject to a minimum revenue covenant.
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
In November 2020, the Company entered into an amendment with Silicon Valley Bank to extend the maturity of the line of credit to February 2021. On January 31, 2021, the Company entered into an amendment with Silicon Valley Bank to increase the line of credit limit to $40.0 million and extend the maturity date to January 2024. Upon the execution of this amendment, the Company borrowed $25.0 million from the line of credit. The outstanding principal balance is due at maturity with interest payable monthly. The line of credit bears a variable annual interest rate of the prime rate plus 0.5%. The Company is required to pay a fee equal to 0.25% per annum on the unused portion of the line of credit. The Company is also subject to a termination fee ranging from 0.5% to 1.0% of the line of credit if the Company terminates the agreement prior to the maturity date. The amendment also added certain financial covenants, including covenants related to certain financial metrics, that if not met, would limit the amount of additional borrowings under the line of credit.
The amended line of credit agreement requires the company to maintain an adjusted quick ratio (as defined by the agreement) of at least 1.15 to 1.0. The line of credit agreement also contains certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the Company’s ability to, among other things, incur debt and liens, maintain collateral accounts, undergo fundamental changes including mergers or consolidations, dispose assets including selling, transferring or assigning assets, pay dividends or other distributions or make or permit payments on any subordinated debt. The Company was in compliance with the financial covenants under the line of credit as of July 31, 2022.
The Company repaid the outstanding principal of its revolving line of credit of $25.0 million during the year ended January 31, 2022. There were no borrowings outstanding against the line of credit as of July 31, 2022. As of July 31, 2022, $40.0 million was available for borrowing under the line of credit.
8. Leases
The Company leases facilities under non-cancelable operating leases, primarily for rent of office space. Our leases have various expiration dates through November 2027, some of which include options to extend the leases for up to three years. The Company does not have any finance leases.
Operating lease costs were $0.8 million for the three months ended July 31, 2022, and $1.4 million for the six months ended July 31, 2022. Variable lease costs were $0.2 million for the three months ended July 31, 2022 and $0.4 million for the six months ended July 31, 2022. Short-term lease costs were $0.1 million for the three months ended July 31, 2022 and $0.2 million for the six months ended July 31, 2022.
The following table presents supplemental cash flow information related to leases:

Six months ended July 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,529
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,205

The following table presents supplemental balance sheet information related to operating leases (in thousands, except for lease term and discount rate):

As of July 31, 2022
Operating lease right-of-use assets	$7,696
Operating lease liabilities	$3,075
Operating lease liabilities, noncurrent	5,491
Total operating lease liabilities	$8,566
Weighted-average remaining lease term	3.0 years
Weighted-average discount rate	3.8%
As of July 31, 2022, remaining maturities of operating lease liabilities were as follows (in thousands):

Period	Operating Leases
Remaining for Fiscal 2023	$1,654
Fiscal 2024	3,236
Fiscal 2025	2,794
Fiscal 2026	818
Fiscal 2027 and thereafter	571
Total lease payments	9,073
Less: imputed interest	(507)
Total	$8,566
Future minimum lease payments under non-cancelable operating leases as of January 31, 2022 under ASC 840 were as follows (in thousands):

Year Ending January 31,	Operating Leases
2023	$2,845
2024	2,638
2025	2,178
2026	362
2027 and thereafter	—
Total	$8,023
9. Commitments and Contingencies
Other Contractual Commitments
Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.
As of July 31, 2022, there were no material changes to the Company’s contractual commitments since January 31, 2022.
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

Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which the Company agrees to indemnify customers, vendors, lessors and other business partners with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. Additionally, the Company entered into indemnification agreements with the Company’s directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements nor are we aware of any such claims that could reasonably be expected to incur material costs.
10. Stockholders’ Equity (Deficit) and Employee Incentive Plans
Redeemable Convertible Preferred Stock
Upon the closing of the Company’s IPO, all 26,710,600 shares of redeemable convertible preferred stock were automatically converted into shares of common stock, which includes an additional 640,387 shares of redeemable convertible preferred stock. The additional shares of redeemable convertible preferred stock consisted of 162,032 shares for the Series E conversion feature and 478,355 shares for the Series G dividends. The carrying value of $259.8 million was reclassified into common stock and additional paid-in-capital. As of July 31, 2022, there were no shares of redeemable convertible preferred stock issued and outstanding.
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 shares of common stock at a par value of $0.00001 as of July 31, 2022 and January 31, 2022.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of July 31, 2022 and January 31, 2022, no dividends had been declared.
As of July 31, 2022, the Company has reserved common stock for future issuance as follows:

Number of Shares
Stock options outstanding	8,297,260
Restricted stock units issued and outstanding	4,494,972
Remaining shares available for issuance under the 2021 Plan	2,177,442
ESPP	1,030,975
Common stock warrants	105,350
Total	16,105,999
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
As of July 31, 2022, there were 2.2 million shares available for grant under the 2021 Plan. The 2021 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2022, by an amount equal to the least of (i) 4,120,000 shares, (ii) five-percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2021 Plan no later than the last day of the immediately preceding Fiscal Year.
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
Except for the initial offering period, the ESPP provides for 24-month offering periods beginning March 21 and September 21 of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began on July 22, 2021 and will end on September 20, 2023. The initial offering period consists of four purchase periods with the first purchase date on March 21, 2022, and the final purchase period ending on September 20, 2023.
The Company recognized stock-based compensation expense related to the ESPP of $0.5 million and $1.3 million during the three and six months ended July 31, 2022, respectively. As of July 31, 2022, accrued ESPP employee payroll contributions of $1.3 million are included within accrued compensation and benefits in the consolidated balance sheet. ESPP payroll contributions used to purchase shares are reclassified to stockholders’ equity on the purchase date. As of July 31, 2022, $1.3 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 0.7 years.
During the six months ended July 31, 2022, 237,499 shares of common stock were issued under the ESPP.
Stock Options
The following table summarizes stock option activity under the Stock Plans for the six months ended July 31, 2022 (aggregate intrinsic value in thousands):

	Options Outstanding		Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Number of Options	Weighted- Average Exercise Price
Balances as of January 31, 2022	9,150,821	$9.76	6.53	$126,368
Options exercised	(544,257)	$6.02
Options granted	—	$—
Options cancelled	(309,304)	$13.24
Balances as of July 31, 2022	8,297,260	$9.87	5.95	$57,061
Options vested and expected to vest as of July 31, 2022	8,297,260	$9.87	5.95	$57,061
Options vested and exercisable as of July 31, 2022	6,290,244	$7.84	5.22	$50,815
No stock options were granted during the three and six months ended July 31, 2022. Stock options granted during the three months ended July 31, 2021 had a weighted-average grant-date fair value of $11.31 per share. Stock options granted during the six months ended July 31, 2021 had a weighted-average grant-date fair value of $9.30 per share.

The aggregate intrinsic value of options exercised during the three months ended July 31, 2022 and 2021 was $1.0 million and $10.6 million, respectively. The aggregate intrinsic value of options exercised during the six months ended July 31, 2022 and 2021 was $7.7 million and $14.4 million, respectively.
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The Company recognized stock-based compensation expense related to stock options of $1.7 million and $3.4 million during the three and six months ended July 31, 2022, respectively.
As of July 31, 2022 and January 31, 2022, there was $12.9 million and $17.7 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years and 2.5 years, for each period.
During the year ended January 31, 2018, in connection with services provided for recruitment, the Company granted 40,646 stock options outside of the Stock Plans to a third party. During the six months ended July 31, 2022, the recipient exercised 16,674 stock options and as of July 31, 2022, the recipient had exercised all 40,646 stock options.
Service-Based RSUs
During the year ended January 31, 2022, the Company began granting RSUs to its employees. RSUs granted had service-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service for four years, during which time the grants will vest quarterly.
The following table is a summary of service-based RSU activity for the six months ended July 31, 2022:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2022	283,558	$43.76
RSUs granted	3,451,192	$18.63
RSUs vested	(125,803)	$19.87
RSUs forfeited	(271,975)	$23.04
Balances as of July 31, 2022	3,336,972	$20.36
The aggregate fair value of the RSU awards granted was $14.6 million and $64.3 million during the three and six months ended July 31, 2022, which represents the fair value of the common stock on the date the service-based vesting awards were granted.
We recognized $4.0 million and $6.4 million in stock-based compensation expense related to service vesting-based RSUs during the three and six months ended July 31, 2022. As of July 31, 2022, there was $62.9 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over a weighted-average vesting period of 3.6 years.
Market-Based RSUs
The following table is a summary of market-based RSU activity for the six months ended July 31, 2022:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2022	1,214,000	$6.48
RSUs granted	14,000	$5.30
RSUs vested	—	$—
RSUs forfeited	(70,000)	$6.48
Balances as of July 31, 2022	1,158,000	$6.47
During the year ended January 31, 2022, the Board of Directors granted 1,214,000 restricted stock unit awards with market-based vesting conditions (“market-based RSUs”) to certain executive officers and members of senior management pursuant to the 2021 Plan. The market-based RSUs are comprised of four tranches that vest depending on a consecutive 60-trading day stock price target of the Company’s common stock. The grant fair value of each tranche was calculated using a Monte Carlo simulation model with the following assumptions:

Year ended January 31, 2022
Expected term (in years)	5.0
Volatility	50.0%
Risk-free interest rate	1.7%
Dividend yield	—
The fair value of the market-based RSUs was estimated at $7.9 million.
During the quarter ended July 31, 2022, the Board of Directors granted 14,000 market-based RSUs to a member of senior management pursuant to the 2021 Plan. The market-based RSUs are comprised of four tranches that vest depending on a consecutive 60-trading day stock price target of the Company’s common stock. The grant fair value of each tranche was calculated using a Monte Carlo simulation model with the following assumptions:

Three and Six Months Ended July 31, 2022
Expected term (in years)	4.7
Volatility	63.0%
Risk-free interest rate	2.9%
Dividend yield	—
The fair value of the market-based RSUs was estimated at $0.1 million.
Stock-based compensation expense related to market-based RSUs was $0.5 million and $1.1 million during the during the three and six months ended July 31, 2022. As of July 31, 2022, there was $6.8 million of unrecognized compensation expense related to market-based RSUs expected to be recognized over an average vesting period of 3.1 years.
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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Stock Option Plans:
Expected term (in years)	*	6.1	*	6.1
Expected volatility	*	42.4%	*	42.0%
Risk-free interest rate	*	1.0%	*	1.0%
Dividend yield	*	—	*	—
*No stock options were granted during the three and six months ended July 31, 2022.
The fair value of employee stock purchase rights for the offering period under the 2021 ESPP was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Six Months Ended July 31, 2022
Employee Stock Purchase Plan:
Expected term (in years)	1.1 - 2.1
Expected volatility	46.7% - 52.1%
Risk-free interest rate	0.1% - 0.2%
Dividend yield	—
Stock-Based Compensation
Stock-based compensation expense, net of amounts capitalized was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of revenue—subscription	$141	$30	$263	$57
Cost of revenue—services	117	24	211	46
Research and development	2,087	569	3,986	1,139
Sales and marketing	2,463	688	4,450	1,229
General and administrative	1,919	670	3,267	1,339
Total stock-based compensation expense	$6,727	$1,981	$12,177	$3,810
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
The Company recorded income tax expense of $0.4 million and $0.2 million for the three months ended July 31, 2022 and 2021, respectively, and $0.6 million and $0.5 million for the six months ended July 31, 2022 and 2021. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained.

12. Geographic Information
The following table depicts the disaggregation of revenue by geographic area based on the billing address of the customer (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
United States	$23,806	$18,336	$45,142	$36,383
International	15,985	11,363	29,502	21,271
Total	$39,791	$29,699	$74,644	$57,654
No individual foreign country contributed 10% or more of total revenue for the three and six months ended July 31, 2022 and 2021.
As of July 31, 2022 and January 31, 2022, the majority of the Company’s long-lived assets, including operating lease ROU assets, were located in the United States.
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator
Net loss	$(15,369)	$(14,470)	$(35,203)	$(29,069)
Cumulative dividends on Series G redeemable convertible preferred stock	—	(1,438)	—	(2,917)
Net loss attributable to common stockholders	$(15,369)	$(15,908)	$(35,203)	$(31,986)
Denominator
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,648	9,045	44,459	7,696
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(1.76)	$(0.79)	$(4.16)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of July 31,
	2022	2021
Stock options	8,297	9,909
RSUs	4,495	—
Employee stock purchase rights under the ESPP	154	—
Common stock warrants	105	105
Total	13,051	10,014

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

We have achieved significant growth over our operating history. For the six months ended July 31, 2022 and 2021, our revenue was $74.6 million and $57.7 million, respectively, representing period-over-period growth of 29%. As of July 31, 2022 and 2021, our annual recurring revenue (“ARR”) was $145.2 million and $115.2 million, respectively, representing period-over-period growth of 26%. For the six months ended July 31, 2022 and 2021, our net loss was $35.2 million and $29.1 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.
Our Business Model
We generate the substantial majority of our revenue from sales of subscriptions, which accounted for 92% and 95% for the six months ended July 31, 2022 and 2021, respectively. We derive substantially all of our subscription revenue from the Enterprise Edition of our Couchbase platform, which includes Couchbase Server, our flagship product, and Couchbase Mobile. The Couchbase platform is generally licensed per node, which we define as an instance of Couchbase running on a server. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 7am-5pm local time support, 5 days a week. These response times are for incidences of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3, which are less severe, are longer.
The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances and is typically billed annually in advance. The timing and billing of large, multi-year contracts can create variability in revenue and deferred revenue between periods.
We also derive subscription revenue from Couchbase Capella, our fully-managed DBaaS. Couchbase Capella is licensed using an on-demand consumption model or an annual credit model, which removes the need to license different node types separately. Couchbase Capella pricing delivers superior customer flexibility relative to other Cloud Service Providers (“CSPs”) as on-demand pricing allows customers to pay only for what they use based on hourly pricing and the credits purchased through our annual credit model expire only at the end of a 12-month period, rather than ratably throughout the year. We also provide automatic conversion to on-demand consumption when credits expire or are exhausted. Couchbase Capella credits can be purchased upfront to provide cost savings with volume discounts available based on credit quantity. We offer three pricing levels for Couchbase Capella, based on the support response time. Revenue from Couchbase Capella was not material for the six months ended July 31, 2022 and 2021.
We also generate revenue from services, which represented 8% and 5% of our total revenue for the six months ended July 31, 2022 and 2021, respectively. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.
Our go-to-market strategy is focused on large enterprises recognized as leaders in their respective industries who are attempting to solve complicated business problems by digitally transforming their operations. As a result, Couchbase powers some of the largest and most complex enterprise applications worldwide. Through our highly instrumented “sell-to” go-to-market motion, we have built a direct sales organization that understands the strategic needs of enterprises as well as a marketing organization that emphasizes our enablement of digital transformation through our no-compromises approach to performance, resiliency, scalability, agility and total cost of ownership (“TCO”) savings.
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
We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. A significant portion of our revenue in the six months ended July 31, 2022 and 2021 was attributable to our partner ecosystem.

We employ a land-and-expand model centered around our platform offerings, which have a rapid time to production and time to value for our customers, and our sales and customer success organizations, which proactively guide customers to realize strategic and transformative use cases and drive greater adoption of our platform and services. Our marketing organization is focused on building our brand reputation and awareness. Our marketing initiatives drive awareness and demand for Couchbase products, starting at the top of the sales funnel with trial experiences. As part of these efforts, we host Couchbase Connect, a technical conference for application developers and enterprise architects, which showcases compelling customer testimonials and various use cases of our platform. Our Couchbase Connect event also provides application developers with helpful resources to help them learn more about our platform, including access to on-demand instructional workshops. We invest in developer relations and in building a developer community to connect users and contributors as well as foster increased sharing, learning and discovery about our platform. These multifaceted initiatives support and empower our community of users who are passionate about and experts in Couchbase technology to share their knowledge with a broader developer audience. We also offer Couchbase Playground, allowing application developers to access Couchbase’s API, and Couchbase Academy, which includes role-specific training courses. Application developers are also able to collaborate and discuss specific topics related to our platform on our forum.
Impact of COVID-19
The ongoing COVID-19 pandemic and efforts to mitigate its impact have caused societal and economic disruption and financial market volatility, resulting in business shutdowns and reduced business activity. In addition, recessionary fears, inflation concerns and rising interest rates as a result of government actions to combat inflation in light of the economic recovery has impacted and may continue to impact business spending and the economy as a whole. We believe that the COVID-19 pandemic has previously had a negative impact on our business and results of operations.
Despite the impacts described above, we have seen continued growth in our business. We believe that this growth may accelerate as our investments in Couchbase Capella continue to gain traction and as existing and prospective COVID-19 impacted customers continue to recover. More broadly, we believe the COVID-19 pandemic has the longer term potential to accelerate the trend of enterprises seeking to modernize and re-architect their mission-critical applications and the building of new applications to allow them to function in the cloud. The constraining of IT budgets could also further accelerate the adoption and expansion of our platform, as it can effectively support mission-critical applications while providing significant TCO benefits. See the section titled “Risk Factors—Risks Related to Our Industry and Business—The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations” for more information regarding risks related to the COVID-19 pandemic.
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

Our dollar-based net retention rate for any period equals the simple arithmetic average of our quarterly dollar-based net retention rate for the four quarters ending with the most recent fiscal quarter. To calculate our dollar-based net retention rate for a given quarter, we start with the ARR (“Base ARR”) attributable to our customers (“Base Customers”) as of the end of the same quarter of the prior fiscal year. We then determine the ARR attributable to the Base Customers as of the end of the most recent quarter and divide that amount by the Base ARR.
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
Key Business Metrics
Annual Recurring Revenue
We define ARR as of a given date as the annualized recurring revenue that we would contractually receive from our customers in the month ending 12 months following such date. Based on historical experience with customers, we assume all contracts will be automatically renewed at the same levels unless we receive notification of non-renewal and are no longer in negotiations prior to the measurement date. ARR also includes revenue from consumption-based cloud credits of Couchbase Capella products. ARR for Couchbase Capella products is calculated by annualizing the prior 90 days of actual consumption, assuming no increases or reductions in usage. ARR excludes revenue derived from the use of cloud products only based on on-demand arrangements and services revenue. ARR should be viewed independently of revenue, and does not represent our revenue under the generally accepted accounting principles in the United States (“GAAP”) on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal dates. ARR is not intended to be a replacement for forecasts of revenue. Although we seek to increase ARR as part of our strategy of targeting large enterprise customers, this metric may fluctuate from period to period based on our ability to acquire new customers and expand within our existing customers. We believe that our ARR is an important indicator of the growth and performance of our business. We updated our definition of ARR beginning in the first quarter of fiscal 2023 to include revenue from consumption-based cloud credits of Couchbase Capella products by annualizing the prior 90 days of actual consumption, assuming no increases or reductions in usage. The reason for this change is to better reflect the ARR for Couchbase Capella products following the launch of Couchbase Capella in fiscal 2022. ARR for periods prior to the first quarter of fiscal 2023 has not been adjusted to reflect this change as it is not material to any period previously presented.

	As of July 31,
	2022	2021

	(in millions)
ARR	$145.2	$115.2
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

	As of July 31,
	2022	2021
Customers	632	558

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(dollars in thousands)
Total revenue	$39,791	$29,699	$74,644	$57,654
Gross profit	$35,010	$26,174	$65,212	$50,737
Add: Stock-based compensation expense	258	54	474	103
Add: Employer taxes on employee stock transactions	22	—	24	—
Non-GAAP gross profit	$35,290	$26,228	$65,710	$50,840
Gross margin	88.0%	88.1%	87.4%	88.0%
Non-GAAP gross margin	88.7%	88.3%	88.0%	88.2%

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(dollars in thousands)
Total revenue	$39,791	$29,699	$74,644	$57,654
Loss from operations	$(15,233)	$(13,990)	$(34,221)	$(28,099)
Add: Stock-based compensation expense	6,727	1,981	12,177	3,810
Add: Employer taxes on employee stock transactions	147	—	280	—
Non-GAAP operating loss	$(8,359)	$(12,009)	$(21,764)	$(24,289)
Operating margin	(38)%	(47)%	(46)%	(49)%
Non-GAAP operating margin	(21)%	(40)%	(29)%	(42)%
Non-GAAP Net Loss and Non-GAAP Net Loss Per Share
We define non-GAAP net loss attributable to common stockholders as net loss attributable to common stockholders, excluding stock-based compensation expense and employer taxes on employee stock transactions. We use non-GAAP net loss attributable to common stockholders and non-GAAP net loss per share attributable to common stockholders in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(15,369)	$(15,908)	$(35,203)	$(31,986)
Add: Stock-based compensation expense	6,727	1,981	12,177	3,810
Add: Employer taxes on employee stock transactions	147	—	280	—
Non-GAAP net loss attributable to common stockholders	$(8,495)	$(13,927)	$(22,746)	$(28,176)
GAAP net loss per share attributable to common stockholders	$(0.34)	$(1.76)	$(0.79)	$(4.16)
Non-GAAP net loss per share attributable to common stockholders	$(0.19)	$(1.54)	$(0.51)	$(3.66)
Weighted average shares outstanding, basic and diluted	44,648	9,045	44,459	7,696

Free Cash Flow
We define free cash flow as cash used in operating activities less additions to property and equipment, which includes capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. For the six months ended July 31, 2022 and 2021, our free cash flow included cash paid for our unused Credit Facility (as defined below) and interest on our long-term debt of less than $0.1 million and $0.5 million, respectively.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	( in thousands)
Net cash used in operating activities	$(7,655)	$(15,986)	$(16,262)	$(19,175)
Less: Additions to property and equipment	(1,677)	(20)	(2,476)	(250)
Free cash flow	$(9,332)	$(16,006)	$(18,738)	$(19,425)
Net cash provided by (used in) investing activities	5,687	1,668	(39,142)	4,902
Net cash provided by financing activities	753	216,339	6,892	216,347
Components of Results of Operations
Revenue
We derive revenue from sales of subscriptions and services. Our subscription revenue is primarily derived from term-based software licenses to our platform sold in conjunction with post-contract support (“PCS”). PCS bundled with software licenses includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. The software license and PCS revenue is presented as “License” and “Support and other,” respectively, in our condensed consolidated statements of operations. License revenue is recognized upon transfer when our customer has received access to our software. PCS revenue, or “Support,” is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to our customer. The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances. “Other” revenue was not material for the periods presented. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. Services revenue is recognized over time based on input measures for professional services and upon delivery for training.
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
Cost of services revenue primarily consists of personnel-related costs associated with our professional services and training organization, including salaries, bonuses, benefits and stock-based compensation, costs of contracted third-party partners for professional services, expenses associated with software and subscription services dedicated for use by our professional services and training organization, travel-related expenses and allocated overhead. We expect our cost of services revenue to fluctuate from period to period depending on the timing and delivery of professional services and training.

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
Results of Operations
The following table sets forth our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
License	$6,382	$4,416	$11,389	$8,694
Support and other	30,677	23,613	57,651	45,800
Total subscription revenue	37,059	28,029	69,040	54,494
Services	2,732	1,670	5,604	3,160
Total revenue	39,791	29,699	74,644	57,654
Cost of revenue:
Subscription(1)	2,521	2,072	4,917	4,124
Services(1)	2,260	1,453	4,515	2,793
Total cost of revenue	4,781	3,525	9,432	6,917
Gross profit	35,010	26,174	65,212	50,737
Operating expenses:
Research and development(1)	14,341	12,623	28,762	25,164
Sales and marketing(1)	27,473	22,263	54,316	42,897
General and administrative(1)	8,429	5,278	16,355	10,775
Total operating expenses	50,243	40,164	99,433	78,836
Loss from operations	(15,233)	(13,990)	(34,221)	(28,099)
Interest expense	(25)	(252)	(50)	(497)
Other income (expense), net	261	(77)	(295)	7
Loss before income taxes	(14,997)	(14,319)	(34,566)	(28,589)
Provision for income taxes	372	151	637	480
Net loss	$(15,369)	$(14,470)	$(35,203)	$(29,069)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue—subscription	$141	$30	$263	$57
Cost of revenue—services	117	24	211	46
Research and development	2,087	569	3,986	1,139
Sales and marketing	2,463	688	4,450	1,229
General and administrative	1,919	670	3,267	1,339
Total stock-based compensation expense	$6,727	$1,981	$12,177	$3,810
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
License	16%	15%	15%	15%
Support and other	77	80	77	79
Total subscription revenue	93	94	92	95
Services	7	6	8	5
Total revenue	100	100	100	100
Cost of revenue:
Subscription	6	7	7	7
Services	6	5	6	5
Total cost of revenue	12	12	13	12
Gross profit	88	88	87	88
Operating expenses:
Research and development	36	43	39	44
Sales and marketing	69	75	73	74
General and administrative	21	18	22	19
Total operating expenses	126	135	133	137
Loss from operations	(38)	(47)	(46)	(49)
Interest expense	*	(1)	*	(1)
Other income (expense), net	1	*	*	*
Loss before income taxes	(38)	(48)	(46)	(50)
Provision for income taxes	1	1	1	1
Net loss	(39)%	(49)%	(47)%	(50)%
*   Represents less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three and Six Months Ended July 31, 2022 and 2021
Revenue

	Three Months Ended July 31,				Six Months Ended July 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Revenue
License	$6,382	$4,416	$1,966	45%	$11,389	$8,694	$2,695	31%
Support and other	30,677	23,613	7,064	30%	57,651	45,800	11,851	26%
Total subscription revenue	37,059	28,029	9,030	32%	69,040	54,494	14,546	27%
Services	2,732	1,670	1,062	64%	5,604	3,160	2,444	77%
Total revenue	$39,791	$29,699	$10,092	34%	$74,644	$57,654	$16,990	29%
Subscription revenue increased by $9.0 million, or 32%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in subscription revenue was due to an increase in revenue from existing customers and new customers, as we increased our customer base from 558 customers as of July 31, 2021 to 632 customers as of July 31, 2022. Approximately 92% of the increase in revenue was attributable to growth from existing customers, and the remaining increase was attributable to new customers.
Subscription revenue increased by $14.5 million, or 27%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in subscription revenue was due to an increase in revenue from existing customers and new customers. Approximately 92% of the increase in revenue was attributable to growth from existing customers, and the remaining increase was attributable to new customers.

Services revenue increased by $1.1 million, or 64%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in services revenue was primarily due to an increase in the number of professional services hours performed.
Services revenue increased by $2.4 million, or 77%, during the six months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in services revenue was primarily due to an increase in the number of professional services hours performed.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	$2,521	$2,072	$449	22%	$4,917	$4,124	$793	19%
Services	2,260	1,453	807	56%	4,515	2,793	1,722	62%
Total cost of revenue	$4,781	$3,525	$1,256	36%	$9,432	$6,917	$2,515	36%
Gross profit	$35,010	$26,174			$65,212	$50,737
Gross margin	88.0%	88.1%			87.4%	88.0%
Headcount (at period end)	53	59			53	59
Cost of subscription revenue increased by $0.4 million, or 22%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in cost of subscription revenue was primarily due to an increase of $0.4 million related to the computing infrastructure costs associated with Couchbase Capella.
Cost of subscription revenue increased by $0.8 million, or 19%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in cost of subscription revenue was primarily due to an increase of $0.7 million related to the computing infrastructure costs associated with Couchbase Capella.
Cost of services revenue increased by $0.8 million, or 56%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in cost of services revenue was primarily due to an increase of $0.5 million in contracted third-party professional services and an increase of $0.2 million in personnel-related costs associated with fluctuations in headcount.
Cost of services revenue increased by $1.7 million, or 62%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in cost of services revenue was primarily due to an increase of $1.0 million in contracted third-party professional services and an increase of $0.5 million in personnel-related costs associated with fluctuations in headcount.
Gross margin decreased during the three and six months ended July 31, 2022 compared to the three and six months ended July 31, 2021, primarily due to changes in the mix of subscription and services revenue as well as costs associated with Couchbase Capella.
Research and Development

	Three Months Ended July 31,				Six Months Ended July 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Research and development	$14,341	$12,623	$1,718	14%	$28,762	$25,164	$3,598	14%
Percentage of revenue	36%	43%			39%	44%
Headcount (at period end)	254	241			254	241
Research and development increased by $1.7 million, or 14%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in research and development expenses was primarily due to an increase of $0.9 million in personnel-related costs associated with increased headcount and an increase of $0.6 million associated with computing infrastructure costs dedicated for use by our research and development organization.

Research and development increased by $3.6 million, or 14%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in research and development expenses was primarily due to an increase of $2.5 million in personnel-related costs associated with increased headcount and an increase of $0.9 million associated with computing infrastructure costs dedicated for use by our research and development organization.
Sales and Marketing

	Three Months Ended July 31,				Six Months Ended July 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$27,473	$22,263	$5,210	23%	$54,316	$42,897	$11,419	27%
Percentage of revenue	69%	75%			73%	74%
Headcount (at period end)	297	278			297	278
Sales and marketing increased by $5.2 million, or 23%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in sales and marketing expenses was primarily due to an increase of $3.2 million in personnel-related costs associated with increased headcount and an increase of $0.7 million in travel-related costs. There was an additional increase of $0.5 million in sales and marketing program expenses primarily associated with costs of general marketing and promotional activities as we continue to expand our sales and marketing efforts to attract new customers and deepen our engagement with existing customers.
Sales and marketing increased by $11.4 million, or 27%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in sales and marketing expenses was primarily due to an increase of $6.9 million in personnel-related costs associated with increased headcount and an increase of $1.7 million in travel-related costs. There was an additional increase of $1.0 million in sales and marketing program expenses primarily associated with costs of general marketing and promotional activities as we continue to expand our sales and marketing efforts to attract new customers and deepen our engagement with existing customers.
General and Administrative

	Three Months Ended July 31,				Six Months Ended July 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
General and administrative	$8,429	$5,278	$3,151	60%	$16,355	$10,775	$5,580	52%
Percentage of revenue	21%	18%			22%	19%
Headcount (at period end)	68	55			68	55
General and administrative increased by $3.2 million, or 60%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in general and administrative expenses was primarily due to an increase of $2.0 million in personnel-related costs associated with increased headcount and an increase of $1.2 million in additional professional fees and other corporate expenses associated with being a publicly traded company.
General and administrative increased by $5.6 million, or 52%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in general and administrative expenses was primarily due to an increase of $3.5 million in personnel-related costs associated with increased headcount and an increase of $1.9 million in additional professional fees and other corporate expenses associated with being a publicly traded company.
Interest Expense

	Three Months Ended July 31,				Six Months Ended July 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Interest expense	$(25)	$(252)	$227	(90)%	$(50)	$(497)	$447	(90)%
Interest expense decreased during the three and six months ended July 31, 2022 compared to the three and six months ended July 31, 2021. The decrease in interest expense was primarily due to the repayment of the full outstanding balance of our Credit Facility in fiscal 2022.

Other Income (Expense), Net

	Three Months Ended July 31,				Six Months Ended July 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$261	$(77)	$338	(439)%	$(295)	$7	$(302)	(4314)%
Other income (expense), net increased by $0.3 million during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in other income (expense), net was attributable to higher interest income driven by higher short-term investment balances and higher yield in the current period.
Other income (expense), net decreased by $0.3 million during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The decrease in other income (expense), net was primarily driven by an increase of $0.8 million in unrealized and realized foreign currency losses due to remeasurement of monetary assets denominated in non-functional currencies. This was partially offset by an increase of $0.5 million in interest income primarily driven by higher short-term investment balances and higher yield in the current period.
Provision for Income Taxes

	Three Months Ended July 31,				Six Months Ended July 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(14,997)	$(14,319)	$(678)	5%	$(34,566)	$(28,589)	$(5,977)	21%
Provision for income taxes	372	151	$221	146%	637	480	$157	33%
Effective tax rate	(2.5)%	(1.1)%			(1.8)%	(1.7)%
The changes in provision for income taxes during the three and six months ended July 31, 2022 compared to the three and six months ended July 31, 2021 were not material.
Liquidity and Capital Resources
We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our initial public offering (“IPO”) with net proceeds totaling $214.9 million. We also have a Credit Facility to obtain up to $40.0 million in debt financing. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2021 and 2022 and the six months ended July 31, 2022. As of July 31, 2022, we had an accumulated deficit of $377.2 million.
As of July 31, 2022, we had $192.1 million in cash, cash equivalents and short-term investments. We believe our existing cash, cash equivalents and short-term investments, availability under the Credit Facility, which is described in Note 7 of our notes to the condensed consolidated financial statements, and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and cash expenditures for at least the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future cash requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.
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

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2022, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $166.5 million. We expect to recognize revenue of $103.1 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,262)	$(19,175)
Investing activities	$(39,142)	$4,902
Financing activities	$6,892	$216,347
Operating Activities
Cash used in operating activities for the six months ended July 31, 2022 of $16.3 million primarily consisted of our net loss of $35.2 million, adjusted for non-cash charges of $24.8 million and net cash outflows of $5.8 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities include a $7.7 million increase in deferred commissions related to increased sales during the period, a $7.3 million decrease in accounts receivable related to timing of billings and collections, a $5.6 million decrease in accrued compensation primarily due to the timing of bonus payments and purchases under our employee stock purchase plan, an increase of $3.5 million in accounts payable, a $2.1 million decrease in deferred revenue due to timing of billings, and an increase of $1.2 million in prepaid expenses and other assets.
Cash used in operating activities for the six months ended July 31, 2021 of $19.2 million primarily consisted of our net loss of $29.1 million, adjusted for non-cash charges of $11.6 million and net cash outflows of $1.7 million from changes in our operating assets and liabilities. Changes in operating assets and liabilities primarily reflected a $15.8 million decrease in accounts receivable related to timing of billings and collections and a $7.3 million decrease in deferred revenue due to timing of billings. Additionally, there was an increase of $7.1 million in deferred commissions related to increased sales during the period and an increase of $5.8 million in prepaid expenses offset by an increase in accounts payable of $4.6 million and a decrease of $1.7 million in other accrued liabilities.
Investing Activities
Cash used in investing activities for the six months ended July 31, 2022 of $39.1 million consisted of purchases of short-term investments net of maturities and sales of $36.7 million and additions to property and equipment of $2.5 million.
Cash provided by investing activities for the six months ended July 31, 2021 of $4.9 million consisted of maturities of short-term investments net of purchases of $5.2 million offset by additions to property and equipment of $0.3 million.
Financing Activities
Cash provided by financing activities for the six months ended July 31, 2022 of $6.9 million was primarily due to $3.5 million in proceeds from the issuance of common stock under our employee stock purchase plan, and $3.4 million in proceeds from the issuance of common stock upon exercises of stock options.
Cash provided by financing activities for the six months ended July 31, 2021 of $216.3 million primarily consisted of proceeds from the completion of our IPO of $214.9 million, net of underwriters’ discounts and commissions, and proceeds from stock option exercises of $4.3 million offset by the payment of deferred offering costs of $2.8 million.

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
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors and other business partners with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. Additionally, we entered into indemnification agreements with our directors and officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements nor are we aware of any such claims that could reasonably be expected to incur material costs.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
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
Interest Rate Risk
Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, commercial paper and corporate debt securities. As of July 31, 2022, we had cash and cash equivalents of $46.3 million and short-term investments of $145.8 million and no amounts outstanding under the Credit Facility. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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
As of July 31, 2022, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our results of operations and cash flows.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $58.2 million, $40.0 million, $35.2 million and $29.1 million for fiscal 2022, fiscal 2021 and the six months ended July 31, 2022 and 2021, respectively. As of July 31, 2022, we had an accumulated deficit of $377.2 million. We expect our costs to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our sales and marketing and expand our operations and infrastructure, both domestically and internationally. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. As we develop as a public company, we may incur additional legal, accounting and other expenses that we did not incur historically. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.
We may not continue to grow on pace with historical rates.
Our historical revenue growth should not be considered indicative of our future performance. Our revenue was $123.5 million, $103.3 million, $74.6 million and $57.7 million for fiscal 2022, fiscal 2021 and the six months ended July 31, 2022 and 2021, respectively. However, you should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term. Our revenue growth rate may also decline in future periods for a number of reasons, including slowing adoption of or demand for our products and services, increasing competition, a decrease in the growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others. In addition, our revenue growth rate may experience increased volatility due to global societal and economic disruption. If our revenue growth rate declines, investors’ perceptions of our business and the market price of our common stock could be adversely affected.

If we fail to manage our growth effectively, our brand, business, financial condition and results of operations could be adversely affected.
We have experienced strong growth in our employee headcount, our geographic reach and our operations, and we expect to continue to experience growth in the future. Our employee headcount grew from 633 as of July 31, 2021 to 672 as of July 31, 2022. Employee growth has occurred both at our headquarters and in a number of locations across the United States and internationally. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain customer satisfaction. In addition, we have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in evolving industries, including market acceptance of our products and services, intense competition and our ability to manage our costs and operating expenses. Further, as our customers adopt our products and services for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology (“IT”) and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. In addition, we operate globally, sold subscriptions in more than 50 countries as of July 31, 2022 and have established numerous international subsidiaries. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. If we do not manage the growth of our business and operations effectively, the quality of our products and services and the efficiency of our operations could suffer. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, any of which could adversely affect our brand, business, financial condition and results of operations.
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

We expect competition to increase as other established and emerging companies enter our market, as customer requirements evolve and as new offerings and technologies are introduced. New start-up companies that innovate and competitors that are making significant investments in research and development or that are in adjacent markets may introduce similar or superior offerings and technologies that compete with our offerings. Potential customers may also believe that substitute technologies which have similar functionality or features as our products are sufficient, or they may believe that ancillary solutions that address narrower segments overall are nonetheless adequate for their needs. Our competitors could also introduce new offerings with competitive pricing and performance characteristics or undertake more aggressive marketing campaigns than ours. Further, we have historically elected to make core portions of our source code available on an open source basis to facilitate adoption, as well as collaboration and participation, from our application developer communities. However, we may not be successful in this strategy, and our move toward source-available licensing, as well as the continued availability of our source code, may enable others to compete more effectively against us. Such competitive pressures may adversely affect our financial performance. Further, the market in which we compete has attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be well-capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to compete more effectively against us. In addition, conditions in our market could change rapidly and significantly as a result of technological advancements and changing customer preferences and companies with greater financial resources and technical capabilities may be able to respond more quickly to changes that could render our products and services less attractive or obsolete. Additionally, some of our current or potential competitors have made or could make acquisitions of businesses or establish cooperative relationships, among themselves or with others, that may allow them to offer more directly competitive and comprehensive offerings than were previously offered and adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their offerings more quickly than we do. For all of these reasons, we may not be able to compete successfully against our current or potential competitors. If we are unable to anticipate or effectively react to competitive challenges, our competitive position would weaken, and our business, financial condition and results of operations would be adversely affected.
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
Our success also depends, in part, on our existing customers renewing their subscriptions upon the expiration of existing contract terms and our ability to expand our relationships with our existing customers, including broadening their use cases within our products and adopting additional Couchbase products and services. The non-cancelable term of our subscriptions typically ranges from one to three years but may be longer or shorter in limited circumstances. Our customers have no obligation to renew or upgrade their subscriptions, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms or capacity, or may decide to otherwise downgrade their subscriptions. For example, the impact of the COVID-19 pandemic and the macroeconomic environment has caused, and may in the future continue to cause, certain customers to request concessions including extended payment terms or better pricing, increased customer churn, a lengthening of our sales cycles with prospective customers, a delay of planned projects or expansions and reduced contract values with certain prospective and existing customers. Our customer retention or our customers’ use of our products and services may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products and services, our licensing models, the prices, features or perceived value of competing offerings, changes to our offerings or general economic conditions. Our business model entails significant investments in our technology, sales and marketing function and operations ahead of our planned growth. If these efforts fail and our customers do not renew, increase their subscriptions or increase their usage of our offerings, or if they renew their subscriptions on terms less favorable to us or fail to increase adoption of our products and services, our business, financial condition and results of operations would be adversely affected.

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
In addition, our ability to increase our customer base, in particular, in new industry verticals that we are still growing our presence in, and our ability to achieve broader market acceptance of our products and services in such industries, will depend, in part, on our ability to effectively organize, focus and train our sales and marketing personnel, develop efficient pricing and product strategies and educate the enterprise architects and application developers in such industries about the benefits and features of our products and services. Adapting our products and services and our marketing efforts to target specific industries will require significant resources. If the costs of these sales and marketing efforts and investments do not result in corresponding increases in revenue, our business, financial condition and results of operations may be adversely affected.
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
Our ability to attract new customers and expand our relationship with our existing customers depends, in part, on our ability to enhance and improve our products and services, introduce compelling new features and address additional use cases. To grow our business and remain competitive, we must continue to enhance our products and services and develop features that reflect the constantly evolving nature of technology and our customers’ needs. Our market is also subject to rapid technological change, evolving industry standards and changing regulations, as well as changing customer needs, requirements and preferences. The success of any new or enhanced product or service features depends on several factors, including our anticipation of market changes and market demand for the enhanced features, timely completion and delivery, adequate quality testing, integration of our products and services with existing technologies and applications and competitive pricing. For example, in October 2021, we announced Couchbase Capella, which permits our customers to deploy their database in Couchbase Capella in an Amazon Web Services environment fully hosted by us. Further, in June 2022, we announced Couchbase Capella’s availability on the Google Cloud Platform. As a relatively new product offering, it is uncertain whether Couchbase Capella will be widely adopted or how well it will be received by our existing and potential customers. If our investments in new products and services, including Couchbase Capella, are not successful, our business, financial condition and results of operations would be adversely affected.
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
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, results of operations, key business metrics and prospects could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.
Our future results of operations and key business metrics may fluctuate significantly, and if we fail to meet the expectations of analysts or investors, the market price of our common stock and the value of your investment could decline substantially.
Our results of operations and key business metrics may fluctuate from period to period as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Some of the factors that may cause our results of operations and key business metrics to fluctuate from period to period include:
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
•seasonal buying patterns;
•delays in our sales cycles, decreases in sales to new customers and reductions in upselling and cross-selling to existing customers due to macroeconomic conditions;

•the implementation of cost-saving activities as a result of macroeconomic conditions;
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
Subscription revenue accounts for a significant portion of our revenue, comprising 92% and 95% of total revenue for the six months ended July 31, 2022 and 2021, respectively.
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
We depend on our sales force to obtain new customers and to drive additional sales to existing customers by selling them new subscriptions and expanding the value of their existing subscriptions. We believe that there is significant competition for sales personnel, including sales representatives, sales managers and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in part, on our decision to hire and succeed in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. Our hiring, training and retention efforts have been, and may further be, hindered as a result of the intense competition for talent. New hires require significant training and may take significant time before they achieve full productivity, and our remote and online onboarding and training processes may be less effective than in-person training and take longer. Further, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If we are unable to attract, retain, motivate and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner or our sales personnel are not successful in bringing potential customers into the pipeline, converting them into new customers or increasing sales to our existing customer base, our business, financial condition and results of operations would be adversely affected.
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
Moreover, large customers often require proof of concept deployments, free trials or begin to deploy our products on a limited basis but nevertheless negotiate pricing discounts, which all increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage risks associated with sales cycles and sales to large customers, our business, financial condition and results of operations could be adversely affected.
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
The ongoing COVID-19 pandemic and efforts to mitigate its impact have significantly curtailed the movement of people, goods and services worldwide, including in the geographic areas in which we conduct our business operations and from which we generate our revenue. It has also caused societal and economic disruption and financial market volatility, resulting in business shutdowns and reduced business activity. In addition, recessionary fears, inflation concerns and rising interest rates as a result of government actions to combat inflation in light of the economic recovery has impacted and may continue to impact business spending and the economy as a whole. We believe that the COVID-19 pandemic has impacted our business and results of operations and may cause us to continue to experience challenges in our business in the future.
The extent to which the COVID-19 pandemic continues to impact our and our customers’ and partners’ businesses, in particular those in industries and segments that have been especially impacted by the pandemic, and results of operations will also depend on future developments that are highly uncertain and cannot be predicted. To the extent and duration the COVID-19 pandemic continues to adversely affect our business and financial condition, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our business could be adversely affected by economic downturns.
Prolonged economic uncertainties or downturns could adversely affect our business, financial condition and results of operations and key business metrics. Negative conditions in the general economy in either the United States or abroad, including inflation and rising interest rate concerns, conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster or global public health crisis such as the COVID-19 pandemic or armed conflicts, could continue to cause a decrease in corporate spending on IT offerings in general and negatively affect the growth of our business.
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
Our continued success and our growth strategy depend, in part, on our planned continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but such efforts may not be successful.
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
•differing labor regulations, especially in the European Union (“EU”) where labor laws may be and often are more favorable to employees;
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
•compliance with anti-bribery laws, including, without limitation, the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. Travel Act and the U.K. Bribery Act 2010, violations of which could lead to significant fines, penalties and collateral consequences for us;
•risks relating to the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Assets Control ( “OFAC”) and other similar trade protection regulations and measures;
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
•general economic and political conditions in these foreign markets, including inflation concerns and rising interest rates and political and economic instability in some countries, including such as the significant military action against Ukraine launched by Russia and any related political or economic response and counter responses or otherwise by various global actors or general effect on the global economy;
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
We track certain key business metrics with internal systems and tools and do not independently verify such metrics. Certain of these metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.
We track certain metrics, including ARR, dollar-based net retention rate and number of customers, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. In addition, our ARR and dollar-based net retention rate calculations assume our customers will renew unless we receive notification of non-renewal and are no longer in negotiations prior to a measurement date, and will not increase or reduce, their subscriptions for our platform and services. If these assumptions prove to be incorrect, our actual ARR and dollar-based net retention rate may differ significantly from the metrics presented in this Quarterly Report on Form 10-Q. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring these metrics. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our key business metrics are not accurate representations of our business, if investors do not perceive our key business metrics to be accurate or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition and results of operations would be adversely affected.

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
We maintain a $40.0 million revolving line of credit with Silicon Valley Bank (the “Credit Facility”). Our ability to pay interest and repay the principal for any indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this “Risk Factors” section. There can be no assurance that we will be able to manage any of these risks successfully.
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
We employ a go-to-market business model whereby a portion of our revenue is generated by sales through or with our partners, including CSPs, independent software vendors, systems integrators, technology partners, original equipment manufacturers, marketplaces, managed service providers and resellers, that further expand the reach of our direct sales force into additional geographies, sectors, industries and channels. We have entered, and intend to continue to enter, into reseller relationships in certain international markets where we do not have a local presence. We provide certain partners with specific training and programs to assist them in selling our products and services, but these steps may prove ineffective, and restrictions on travel and other limitations as a result of the COVID-19 pandemic or other causes may undermine our efforts to provide training and build relationships. In addition, if our partners are unsuccessful in marketing and selling our products and services, it would limit our planned expansion into certain geographies, sectors, industries and channels. If we are unable to develop and maintain effective sales incentive programs for our partners, we may not be able to successfully incentivize these partners to sell our products and services to customers.
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
Our products, including the Enterprise Edition of our Couchbase platform, include software that is licensed to us by third parties under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, because open source projects may have vulnerabilities and architectural instabilities, and also because open source licensors generally provide their software on an “as-is” basis and do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. We have historically elected to make core portions of our source code available on an open source basis to facilitate adoption as well as collaboration and participation from our application developer communities. However, we may not be successful in this strategy, and our move toward source-available licensing, as well as the continued availability of our source code, may enable others to compete more effectively against us. In addition, the public availability of the source code for such software may make it easier for others to compromise our products. We expect to continue to incorporate such open source software in our products and allow core portions of our source code to be available on an open source or source-available basis in the future.
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
Many of our products may be obtained or used for free on the internet, including a substantial portion of our source code on open source or source available terms, and we may not know the parties that are utilizing our products and to what extent they are utilizing our products. Also, we may not have direct visibility into how our software is being used, so our ability to detect violations of our product licenses is extremely limited. If we are unable to manage the risks related to our licensing and distribution model, our business, financial condition and results of operations could be adversely affected.
Because of the rights accorded to third parties under open source licenses, there may be fewer technology barriers to entry in the markets in which we compete and it may be relatively easy for new and existing competitors, some of whom may have greater resources than we have, to compete with us.
One of the characteristics of open source software is that the governing license terms generally allow liberal modifications of the code and distribution thereof to a wide group of companies or individuals. We have historically elected to make a core portion of our source code available on an open source basis, and have moved toward source-available licensing. The continued availability of our source code, among other things, may enable others to develop new software products or services that are competitive to ours without the same degree of overhead and lead time required by us, particularly if customers do not value the differentiation of our proprietary components. It is possible for new and existing competitors, including those with greater resources than ours, to develop their own open source software or hybrid proprietary and open source software offerings, potentially reducing the demand for, and putting price pressure on, our products. In addition, some competitors make open source software available for free download or use or may position competing open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure or the availability of open source software will not result in price reductions, reduced revenue and gross margins and loss of market share, any one of which could adversely affect our business. Our use of open source software may also limit our ability to assert certain of our intellectual property and proprietary rights against third parties, including competitors, who access or use software or technology that we have contributed to such open source projects.
Our decision to license certain source code under a source-available license, BSL 1.1, may harm the adoption of our source code.
We previously announced that we would be licensing certain source code under a source-available license, BSL 1.1. Under our BSL 1.1 license, licensees can copy, modify and redistribute source code for any non-production purpose. Our BSL 1.1 license also permits use of our source code in a production deployment so long as the licensee is not creating commercial derivative works or offering or including our source code in a commercial product, application or service. After four years, our BSL 1.1 license automatically converts to Apache 2.0, an open source license. We believe that the move to BSL 1.1 enables us to fairly and transparently control commercialization of our source code. However, BSL 1.1 is not an open source license, which may negatively impact adoption of the source code, reduce our brand and product awareness and ultimately negatively impact our ability to compete.

We could incur substantial costs in obtaining, maintaining, protecting, defending and enforcing our intellectual property rights and any failure to obtain, maintain, protect, defend or enforce our intellectual property rights could reduce the value of our software and brand.
Our success depends, in part, upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, other intellectual property laws, confidentiality procedures and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, enforce and defend our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect or enforce our intellectual property rights adequately, our competitors might gain access to our proprietary technology and develop and commercialize similar or substantially identical products, services or technologies, and our business, financial condition, results of operations or prospects could be adversely affected. While we have patent applications pending in the United States, there can be no assurance that our patent applications will result in issued patents. As of August 31, 2022, we owned three issued U.S. patent, five U.S. non-provisional patent applications, one U.S. provisional patent application, three PCT patent applications and two foreign patent application. Our pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file such national stage patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in such applications.
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

We rely, in part, on trade secrets, proprietary know-how and other confidential information to maintain our competitive position and protect our confidential and proprietary information, know-how and trade secrets. While we generally enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers, vendors and the parties with whom we have strategic relationships and business alliances, the assignment of intellectual property rights may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Additionally, we cannot guarantee that we have entered into such agreements with each party that has or may have created or developed intellectual property on our behalf or had access to our proprietary information, know-how or trade secrets. We cannot guarantee that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. Further, these agreements may not prevent our competitors or partners from independently developing offerings that are substantially equivalent or superior to ours. These agreements may be breached, and we may not have adequate remedies for any such breach. Further, we have experienced and may in the future experience unauthorized access of our proprietary source code, confidential information and know-how. We have and may in the future initiate litigation regarding trade secret misappropriation, but enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in and outside the United States are less willing or unwilling to protect trade secrets and know-how.
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
We have taken steps to protect the data on our systems and offerings, but our security measures or those of our customers or third-party service providers could be insufficient and breached as a result of third-party action, employee or user errors, technological limitations, defects or vulnerabilities in our systems or offerings or those of our third-party service providers, malfeasance, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from failure in technological resources, failure to comply with policies or otherwise. We have experienced and may continue to experience security incidents and attacks of varying types and degrees, including instances where our third-party providers have been impacted by a supply-chain attack and instances where there has been exposure and unauthorized use of credentials of our personnel. We could be impacted by these and similar security incidents in the future, and our internal controls and operations regarding cybersecurity may not be effective in eliminating the risk of compromise of our systems, data and software. In addition, in December 2021, a vulnerability named “Log4Shell” was reported for a Java logging library, Apache Log4j, that is widely used in our industry. While we have not detected any exploit attempts in our offerings or on our systems, and have taken steps to mitigate the vulnerability, we cannot assure you that we or our customers will not be impacted by this or other similar vulnerabilities in the future. Additionally, with our employees and many employees of our third-party service providers working remotely, either permanently or temporarily due to the COVID-19 pandemic, we may be exposed to increased risks of security breaches or incidents. For example, we have seen an increase in phishing attempts and spam emails over time and it is possible this trend will continue. Also, due to political uncertainty and military actions associated with the significant military action against Ukraine launched by Russia, we and our third-party service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services, as well as retaliatory cybersecurity attacks from Russian and affiliated actors against companies with a U.S. presence.

There can be no assurance that any security measures that we or our customers or third-party service providers have implemented will be effective against current or future security threats. We have developed systems and processes to protect the integrity, confidentiality, availability and security of our systems, data and software, but our security measures or those of our customers or third-party service providers could fail and result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of or loss of such systems, data and software. Through contractual provisions and third-party risk management processes, we take steps to require that our third-party providers and their subcontractors protect our data, but because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our data. A vulnerability in a third-party provider’s or a customer’s software or systems, a failure of our customers’ or third-party providers’ safeguards, policies or procedures or a breach of a customer’s or third-party provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our offerings, systems or the data housed in our third-party solutions. Further, because there are many different security breach techniques and such techniques continue to evolve and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate, prevent or detect attempted security breaches or other security incidents or react in a timely manner. If any of the foregoing were to occur, our customers and potential customers may lose trust in the security of our products or database software generally, which could adversely impact our brand, reputation and ability to retain existing customers or attract new customers. Additionally, though we continue to evaluate and take steps to enhance the security of our products and services, our data, our systems and our internal IT infrastructure, these efforts may cause us to incur substantial costs and may not be effective.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the United Kingdom, Switzerland and the EU. The EU has adopted the General Data Protection Regulation (“GDPR”), which went into effect in May 2018, and together with national legislation, regulations and guidelines of the EU member states, contains numerous requirements relating to the processing of personal data of EU data subjects, including the increased jurisdictional reach of the European Commission, more robust obligations and additional requirements for data protection compliance programs by companies. EU member states are tasked under the GDPR to enact, and have enacted, certain legislation that adds to or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to the United States as well as other third countries that have not been found to provide adequate protection to such personal data. The GDPR also introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (for example, the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements and increased fines. In particular, under the GDPR, fines of up to 20 million euros or 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.
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

For example, the “Schrems II” decision issued by the Court of Justice of the European Union (“CJEU”) in July 2020 struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. In the same decision, the CJEU imposed additional obligations on companies when relying on standard contractual clauses, including that these clauses be considered on a case-by-case basis, in conjunction with an assessment as to whether national security laws conflict with the guarantees provided by the data importer under the standard contractual clauses. The European Commission has since issued new standard contractual clauses that account for the CJEU’s “Schrems II” decision. The Swiss Federal Data Protection and Information Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. We may be required to take additional steps to legitimize any personal data transfers impacted by these developments and be subject to increasing costs of compliance and limitations on our customers and us. For example, we anticipate being required to engage in new contract negotiations with third parties that aid in processing data on our behalf and entering into new standard contractual clauses approved in the EU and United Kingdom, respectively, both of which are required to be implemented over time. More generally, we may find it necessary or desirable to modify our data handling practices, and this “Schrems II” decision or other legal challenges relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely affect our business, financial condition and results of operations.
Further, the U.K. government left the EU, which commonly is referred to as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. The United Kingdom has adopted a version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the United Kingdom without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the United Kingdom and may intervene at any time with respect to its adequacy decision. The United Kingdom’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, with the United Kingdom potentially being considered an “inadequate third country” under the GDPR and transfers of data from the European Economic Area (“EEA”) to the United Kingdom requiring a “transfer mechanism,” such as the EU’s standard contractual clauses. Furthermore, there will be increasing scope for divergence in application, interpretation and enforcement of data protection law between the United Kingdom and EEA. We continue to monitor and review the impact of any resulting changes to EU or U.K. law that could affect our operations. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU member states and the United Kingdom in connection with any measures we take to comply with them. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.
In addition, domestic data privacy laws continue to evolve and could require us to modify our data processing practices and policies and expose us to further regulatory or operational burdens. For example, the California Consumer Privacy Act (“CCPA”) took effect in January 2020. The CCPA imposes obligations on companies that process California residents’ personal information, including an obligation to provide certain new disclosures to such residents and creates new consumer rights, including relating to the access to, deletion of and sharing of personal information collected by covered businesses, including a consumer’s right to opt out of certain sales of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”) was approved by California voters in the November 3, 2020 election. Effective starting January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

Further, on March 2, 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (“VCDPA”), which will be enforced by the Virginia Attorney General. The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act (“CPA”). The CPA closely resembles the VCDPA, and will be enforced by Colorado’s Attorney General and district attorneys. On March 24, 2022, Utah enacted the Utah Consumer Privacy Act, and on May 10, 2022, Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring. While these new privacy laws share similarities with each other, as well as with the CPRA, VCDPA and CPA, all these laws differ in many ways and once they become enforceable in 2023, we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.
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
Certain of our business activities are subject to the U.S. export control laws and regulations, including the Export Administration Regulations(the “EAR”) and the U.S. trade and economic sanctions maintained by the U.S. Department of Treasury’s OFAC as well as the U.S. import laws and regulations. The U.S. export control laws and economic sanctions prohibit the export, re-export and in-country transfer of our offerings, including software and services, to certain U.S. embargoed or sanctioned countries and territories, governments and persons, as well as for prohibited end-uses. Further, we incorporate encryption functionality into certain of our products, and as a result, we may need to make filings with the U.S. Department of Commerce’s Bureau of Industry and Security to ensure that our exports, re-exports and transfers are in accordance with the EAR. Also, in certain cases, it is possible that a license may be required to export or re-export our products to certain countries, end-users and end-uses. Obtaining the necessary export license for a particular sale or offering may be time-consuming, may not be possible and may result in the delay or loss of sales opportunities. In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries.

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
There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development (the “OECD”) and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. Further, unilateral measures such as digital services tax and corresponding tariffs in response to such measures are creating additional uncertainty. If these proposals are passed, it is likely that we will have to pay higher income taxes in countries where such rules are applicable.
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
As of January 31, 2022, we had federal and state net operating losses (“NOLs”) of $319.9 million and $167.2 million, respectively, which may be available to offset taxable income in the future. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under the Tax Cuts and Jobs Act, U.S. federal NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is limited to 80% of taxable income.

Of the U.S. federal NOLs, no amount may be carried forward indefinitely with no limitations when utilized, and $151.1 million may be carried forward indefinitely with utilization limited to 80% of taxable income. The remaining $168.8 million will begin to expire in 2028. The state NOLs carryforwards begin to expire in 2026.
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. A Section 382 ownership change could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years.
There is also a risk that due to U.S. federal or state regulatory changes, such as suspensions on the use of NOLs, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
We are, and expect to continue to be, subject to review and audit by the U.S. Internal Revenue Service (the “IRS”) and other tax authorities in various domestic and foreign jurisdictions. As a result, we may receive assessments in multiple jurisdictions on various tax-related assertions. Taxing authorities may challenge our tax positions and methodologies on various matters, including our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. We assess the likelihood of adverse outcomes resulting from any ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable judgments and estimates. The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. There can be no assurance that our tax positions and methodologies or calculation of our tax liabilities are accurate or that the outcomes from tax examinations will not have an adverse effect on our financial condition and results of operations. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could adversely affect our financial condition and results of operations.
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
GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. Changes in accounting principles applicable to us, or varying interpretations of current accounting principles, in particular with respect to revenue recognition, could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of the change. Further, any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include standalone selling prices for each distinct performance obligation, capitalized internal-use software costs, expected period of benefit for deferred commissions, valuation of our common stock prior to our IPO, stock-based compensation, determination of allowance for doubtful accounts and accounting for income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing standards of the Nasdaq Global Select Market. Our management and other personnel devote a substantial amount of time to comply with these requirements. Moreover, these laws, regulations and standards are subject to varying interpretations and their application in practice may evolve over time as regulatory and governing bodies issue revisions to, or new interpretations of, these public company requirements. Such changes could result in continuing uncertainty regarding compliance matters and higher legal and financial costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
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
The market price of our common stock may continue to be volatile, and you could lose all or part of your investment.
The market price of our common stock may continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:
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
•actual or anticipated changes in our results of operations or key business metrics or fluctuations in our results of operations or key business metrics;
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
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets and other geopolitical developments.

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
Recently, the stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility, including as a result of global economic conditions, such as recessionary fears, inflation concerns and rising interest rates, and other geopolitical developments. Furthermore, the market price of our common stock may be adversely affected by third parties trying to drive down the price of our common stock. Short sellers and others, some of whom post anonymously on social media, can negatively affect the market price of our common stock and may be positioned to profit if the market price of our common stock declines. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.
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
Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaints asserting a cause of action arising under the Securities Act. We note, however, that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, and that there is uncertainty as to whether a court would enforce this exclusive forum provision. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Letter Agreement Regarding Amended and Restated Loan and Security Agreement by and between the registrant and Silicon Valley Bank, dated as of August 1, 2022.					X
10.2+	Separation Agreement by and between the registrant and D. Murphy, dated as of June 21, 2022.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101) - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.					X
______________________
+    Indicates management contract or compensatory plan.
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

COUCHBASE, INC.

Date: September 9, 2022	By:	/s/ MATTHEW M. CAIN
Matthew M. Cain
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 9, 2022	By:	/s/ GREG HENRY
Greg Henry
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)