Form 10-Q
period 2022-10-31
Couchbase, Inc.
filed 2022-12-12
CIK 1845022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 30, 2022, the registrant had 45,171,315 shares of common stock outstanding.

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
•macroeconomic conditions, including the impact of the COVID-19 pandemic, foreign exchange fluctuation, inflation concerns, rising interest rates and recessionary fears, on our business and results of operations;
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
•Our sales strategy to target larger enterprises involves risks that may not be present or that are present to a lesser extent with respect to smaller enterprises, such as long and unpredictable sales cycles and sales efforts that require considerable time and expense, particularly in the current macroeconomic environment.
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
•Our decision to license certain source code under a source-available license, the Business Source License version 1.1 (“BSL 1.1”), may harm the adoption of our source code.

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

Part I – Financial Information
Item 1. Financial Statements (unaudited)
COUCHBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	As of October 31,	As of January 31,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$38,781	$95,688
Short-term investments	138,469	110,266
Accounts receivable, net	22,530	36,696
Deferred commissions	12,154	11,783
Prepaid expenses and other current assets	7,773	8,559
Total current assets	219,707	262,992
Property and equipment, net	6,731	4,288
Operating lease right-of-use assets	7,021	—
Deferred commissions, noncurrent	7,592	8,243
Other assets	1,247	1,219
Total assets	$242,298	$276,742
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,523	$1,923
Accrued compensation and benefits	9,045	16,143
Other accrued expenses	3,314	3,231
Operating lease liabilities	3,043	—
Deferred revenue	58,039	69,010
Total current liabilities	76,964	90,307
Operating lease liabilities, noncurrent	4,658	—
Deferred revenue, noncurrent	2,577	2,713
Other liabilities	—	507
Total liabilities	84,199	93,527
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 200,000,000 shares authorized as of October 31, 2022 and January 31, 2022; zero shares issued outstanding as of October 31, 2022 and January 31, 2022	—	—
Common stock, $0.00001 par value; 1,000,000,000 shares authorized as of October 31, 2022 and January 31, 2022; 45,119,278 and 43,847,484 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	—	—
Additional paid-in capital	553,336	525,392
Accumulated other comprehensive loss	(1,375)	(195)
Accumulated deficit	(393,862)	(341,982)
Total stockholders’ equity	158,099	183,215
Total liabilities and stockholders’ equity	$242,298	$276,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
License	$3,519	$3,774	$14,908	$12,468
Support and other	32,201	25,234	89,852	71,034
Total subscription revenue	35,720	29,008	104,760	83,502
Services	2,837	1,816	8,441	4,976
Total revenue	38,557	30,824	113,201	88,478
Cost of revenue:
Subscription	2,631	2,094	7,548	6,218
Services	2,244	1,642	6,759	4,435
Total cost of revenue	4,875	3,736	14,307	10,653
Gross profit	33,682	27,088	98,894	77,825
Operating expenses:
Research and development	13,998	13,103	42,760	38,267
Sales and marketing	27,448	22,817	81,764	65,714
General and administrative	8,828	6,659	25,183	17,434
Total operating expenses	50,274	42,579	149,707	121,415
Loss from operations	(16,592)	(15,491)	(50,813)	(43,590)
Interest expense	(26)	(133)	(76)	(630)
Other income (expense), net	317	(51)	22	(44)
Loss before income taxes	(16,301)	(15,675)	(50,867)	(44,264)
Provision for income taxes	376	249	1,013	729
Net loss	$(16,677)	$(15,924)	$(51,880)	$(44,993)
Cumulative dividends on Series G redeemable convertible preferred stock	—	—	—	(2,917)
Net loss attributable to common stockholders	$(16,677)	$(15,924)	$(51,880)	$(47,910)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.37)	$(1.16)	$(2.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,932	43,440	44,619	19,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Net loss	$(16,677)	$(15,924)	$(51,880)	$(44,993)
Other comprehensive loss:
Net unrealized losses on investments, net of tax	(332)	(29)	(1,180)	(30)
Total comprehensive loss	$(17,009)	$(15,953)	$(53,060)	$(45,023)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)
(in thousands, except shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2022	—	$—	44,771,717	$—	$544,614	$(1,043)	$(377,185)	$166,386
Issuance of common stock upon exercise of stock options	—	—	94,725	—	666	—	—	666
Issuance of common stock in connection with employee stock purchase plan	—	—	76,816	—	959	—	—	959
Vesting of restricted stock units	—	—	176,020	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,097	—	—	7,097
Net unrealized losses on investments	—	—	—	—	—	(332)	—	(332)
Net loss	—	—	—	—	—	—	(16,677)	(16,677)
Balance as of October 31, 2022	—	$—	45,119,278	$—	$553,336	$(1,375)	$(393,862)	$158,099

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 31, 2021	—	$—	43,282,941	$—	$515,245	$—	$(312,822)	202,423
Issuance of common stock upon exercise of stock options	—	—	283,526	—	1,645	—	—	1,645
Stock-based compensation	—	—	—	—	3,353	—	—	3,353
Net unrealized losses on investments	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(15,924)	(15,924)
Balance as of October 31, 2021	—	$—	43,566,467	$—	$520,243	$(29)	$(328,746)	$191,468

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2022	—	$—	43,847,484	$—	$525,392	$(195)	$(341,982)	$183,215
Issuance of common stock upon exercise of stock options	—	—	655,656	—	4,033	—	—	4,033
Issuance of common stock in connection with employee stock purchase plan	—	—	314,315	—	4,484	—	—	4,484
Vesting of restricted stock units	—	—	301,823	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,427	—	—	19,427
Net unrealized losses on investments	—	—	—	—	—	(1,180)	—	(1,180)
Net loss	—	—	—	—	—	—	(51,880)	(51,880)
Balance as of October 31, 2022	—	$—	45,119,278	$—	$553,336	$(1,375)	$(393,862)	$158,099

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2021	26,070,213	$259,822	6,199,305	$—	$37,410	$1	$(283,753)	$(246,342)
Issuance of common stock upon exercise of stock options	—	—	1,066,578	—	5,933	—	—	5,933
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(26,070,213)	(259,822)	26,710,600	—	259,822	—	—	259,822
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	9,589,999	—	209,924	—	—	209,924
Settlement of fractional shares to be paid in cash	—	—	(15)	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	—	7,163	—	—	7,163
Net unrealized losses on investments	—	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	—	(44,993)	(44,993)
Balance as of October 31, 2021	—	$—	43,566,467	$—	$520,243	$(29)	$(328,746)	$191,468
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities
Net loss	$(51,880)	$(44,993)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,304	2,114
Amortization of debt issuance costs	—	52
Stock-based compensation, net of amounts capitalized	18,930	7,163
Amortization of deferred commissions	12,549	9,823
Non-cash lease expense	2,152	—
Foreign currency transaction losses	1,298	5
Other	177	103
Changes in operating assets and liabilities
Accounts receivable	13,404	13,559
Deferred commissions	(12,269)	(11,628)
Prepaid expenses and other assets	691	(5,884)
Accounts payable	1,476	1,113
Accrued compensation and benefits	(7,076)	817
Accrued expenses and other liabilities	300	(407)
Operating lease liabilities	(1,930)	—
Deferred revenue	(11,108)	(10,759)
Net cash used in operating activities	(30,982)	(38,922)
Cash flows from investing activities
Purchases of short-term investments	(110,637)	(66,279)
Maturities and sales of short-term investments	81,143	19,468
Additions to property and equipment	(4,093)	(814)
Net cash used in investing activities	(33,587)	(47,625)
Cash flows from financing activities
Payments of debt	—	(25,000)
Proceeds from exercise of stock options	4,033	5,933
Proceeds from issuance of common stock under ESPP	4,484	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	214,854
Payment for fractional shares in reverse stock split	—	(9)
Payments of deferred offering costs	—	(4,930)
Net cash provided by financing activities	8,517	190,848
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(855)	(158)
Net increase (decrease) in cash, cash equivalents and restricted cash	(56,907)	104,143
Cash, cash equivalents and restricted cash
Beginning of period	96,231	37,840
End of period	$39,324	$141,983
Cash and cash equivalents	$38,781	$141,440
Restricted cash included in other assets	543	543
Total cash, cash equivalents and restricted cash	$39,324	$141,983
Supplemental disclosures of cash activities
Cash paid for income taxes	$620	$929
Cash paid for interest	$76	$591
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$497	$—
Net change in unrealized gains or losses on available-for-sale debt securities	$(1,180)	$(30)
Change in deferred offering costs included in accounts payable and other accrued expenses	$—	$(1,084)
Change in purchases of property and equipment included in accounts payable and other accrued expenses	$169	$(222)
Conversion of redeemable convertible preferred stock to common stock	$—	$259,822
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
The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2022, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2022, are not necessarily indicative of the results to be expected for the year ending January 31, 2023, or for any other interim period or for any other future year.
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
The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates. Estimates and assumptions about future events and their effects, including the impact of macroeconomic conditions such as the COVID-19 pandemic and inflation, cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the condensed consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future financial statements could be affected.
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
3. Cash Equivalents and Short-Term Investments
The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of October 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$30,231	$—	$—	$30,231
Total cash equivalents	30,231	—	—	30,231
Short-Term Investments
U.S. government treasury securities	90,509	—	(1,173)	89,336
Commercial paper	28,265	—	—	28,265
Corporate debt securities	15,698	—	(143)	15,555
Asset-backed securities	5,372	—	(59)	5,313
Total short-term investments	139,844	—	(1,375)	138,469
Total	$170,075	$—	$(1,375)	$168,700

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$86,505	$—	$—	$86,505
Total cash equivalents	86,505	—	—	86,505
Short-Term Investments
U.S. government treasury securities	39,340	—	(129)	39,211
Commercial paper	40,966	—	(1)	40,965
Corporate debt securities	30,156	—	(66)	30,090
Total short-term investments	110,462	—	(196)	110,266
Total	$196,967	$—	$(196)	$196,771
During the three and nine months ended October 31, 2022 and 2021, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income (expense), net in the condensed consolidated statements of operations.
As of October 31, 2022, the Company’s short-term investments consisted of $132.7 million and $5.7 million with a contractual maturity date of less than one year and greater than one year, respectively. As of January 31, 2022, the Company’s short-term investments consisted of $108.3 million and $2.0 million with a contractual maturity of less than one year and greater than one year, respectively.
As of October 31, 2022, the Company had 33 short-term investments in an unrealized loss position. These short-term investments had an estimated fair value of $110.2 million and were not in a continuous unrealized loss position for more than twelve months. As of January 31, 2022, the Company had 25 short-term investments in an unrealized loss position. These short-term investments had an estimated fair value of $71.8 million and were not in a continuous unrealized loss position for more than twelve months. During the three and nine months ended October 31, 2022, the Company had no other-than-temporary impairments of short-term investments.
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

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of October 31, 2022
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$30,231	$—	$30,231
Total cash equivalents	30,231	—	30,231
Short-Term Investments
U.S. government treasury securities	—	89,336	89,336
Commercial paper	—	28,265	28,265
Corporate debt securities	—	15,555	15,555
Asset-backed securities	—	5,313	5,313
Total short-term investments	—	138,469	138,469
Total	$30,231	$138,469	$168,700

	As of January 31, 2022
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$86,505	$—	$86,505
Total cash equivalents	86,505	—	86,505
Short-Term Investments
U.S. government treasury securities	—	39,211	39,211
Commercial paper	—	40,965	40,965
Corporate debt securities	—	30,090	30,090
Total short-term investments	—	110,266	110,266
Total	$86,505	$110,266	$196,771
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
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2022	2022
Prepaid expenses	$4,682	$4,518
Prepaid software	1,571	2,297
Other current assets	1,520	1,744
Total prepaid expenses and other current assets	$7,773	$8,559

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2022	2022
Computer equipment	$3,595	$3,711
Furniture and fixtures	336	412
Capitalized internal-use software	7,064	5,772
Leasehold improvements	1,889	1,582
Construction in progress	5	—
Construction in progress—capitalized internal-use software	2,650	—
Total gross property and equipment	15,539	11,477
Accumulated depreciation and amortization	(8,808)	(7,189)
Total property and equipment, net	$6,731	$4,288
Depreciation and amortization expense was $0.8 million and $0.7 million for three months ended October 31, 2022 and 2021, respectively, and $2.3 million and $2.1 million for the nine months ended October 31, 2022 and 2021, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $0.6 million and $0.5 million in the three months ended October 31, 2022 and 2021, respectively, and $1.6 million and $1.4 million for the nine months ended October 31, 2022 and 2021, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2022	2022
Accrued bonus	$3,778	$5,557
Accrued commissions	2,354	4,226
Accrued payroll and benefits	2,470	2,863
Employee contributions under the ESPP	443	3,497
Total accrued compensation and benefits	$9,045	$16,143
Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2022	2022
Accrued professional fees	$770	$717
Sales and value added tax payable	313	671
Income taxes payable	519	414
Other	1,712	1,429
Total other accrued expenses	$3,314	$3,231
6. Deferred Revenue and Remaining Performance Obligations
The following table presents the deferred revenue balances (in thousands):

	As of October 31,	As of January 31,
	2022	2022
Deferred revenue, current	$58,039	$69,010
Deferred revenue, noncurrent	2,577	2,713
Total deferred revenue	$60,616	$71,723

Changes in the deferred revenue balances during the nine months ended October 31, 2022 and 2021 were as follows (in thousands):

	Nine Months Ended October 31,
	2022	2021
Beginning balance	$71,723	$61,710
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(56,768)	(49,819)
Increases due to invoicing prior to satisfaction of performance obligations	45,661	39,061
Ending balance	$60,616	$50,952
Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of October 31, 2022, the Company’s RPOs were $159.6 million. The Company expects to recognize revenue of $104.5 million of these remaining performance obligations over the next twelve months with the remaining balances recognized thereafter.
7. Debt
Interest expense consisting primarily of unused Credit Facility (as defined below) fees was immaterial for the three and nine months ended October 31, 2022. Interest expense on the Company’s borrowings was $0.1 million and $0.6 million for the three and nine months ended October 31, 2021, respectively. The effective interest rate was 4.1% for the three and nine months ended October 31, 2021.
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
In connection with the April 2019 amendment, the Company issued warrants to purchase 105,350 shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. The fair value of the warrants was recorded to equity and as a debt discount that was amortized to interest over the term of the loan. The total fair value of the common stock warrants was $0.4 million. As of October 31, 2022, all warrants were outstanding and exercisable.
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
The amended line of credit agreement requires the company to maintain an adjusted quick ratio (as defined by the agreement) of at least 1.15 to 1.0. The line of credit agreement also contains certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the Company’s ability to, among other things, incur debt and liens, maintain collateral accounts, undergo fundamental changes including mergers or consolidations, dispose assets including selling, transferring or assigning assets, pay dividends or other distributions or make or permit payments on any subordinated debt. The Company was in compliance with the financial covenants under the line of credit as of October 31, 2022.
The Company repaid the outstanding principal of its revolving line of credit of $25.0 million during the year ended January 31, 2022. There were no borrowings outstanding against the line of credit as of October 31, 2022. As of October 31, 2022, $40.0 million was available for borrowing under the line of credit.
8. Leases
The Company leases facilities under non-cancelable operating leases, primarily for rent of office space. Our leases have various expiration dates through November 2027, some of which include options to extend the leases for up to three years. The Company does not have any finance leases.
Operating lease costs were $0.8 million for the three months ended October 31, 2022, and $2.2 million for the nine months ended October 31, 2022. Variable lease costs were $0.2 million for the three months ended October 31, 2022 and $0.6 million for the nine months ended October 31, 2022. Short-term lease costs were immaterial for the three months ended October 31, 2022 and $0.3 million for the nine months ended October 31, 2022.
The following table presents supplemental cash flow information related to leases:

Nine Months Ended October 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,345
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,205
The following table presents supplemental balance sheet information related to operating leases (in thousands, except for lease term and discount rate):

As of October 31, 2022
Operating lease right-of-use assets	$7,021
Operating lease liabilities	$3,043
Operating lease liabilities, noncurrent	4,658
Total operating lease liabilities	$7,701
Weighted-average remaining lease term	2.8 years
Weighted-average discount rate	3.8%

As of October 31, 2022, remaining maturities of operating lease liabilities were as follows (in thousands):

Period	Operating Leases
Remaining for Fiscal 2023	$816
Fiscal 2024	3,194
Fiscal 2025	2,763
Fiscal 2026	797
Fiscal 2027 and thereafter	547
Total lease payments	8,117
Less: imputed interest	(416)
Total	$7,701
Future minimum lease payments under non-cancelable operating leases as of January 31, 2022 under ASC 840 were as follows (in thousands):

Year Ending January 31,	Operating Leases
2023	$2,845
2024	2,638
2025	2,178
2026	362
2027 and thereafter	—
Total	$8,023
9. Commitments and Contingencies
Other Contractual Commitments
Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.
As of October 31, 2022, there were no material changes to the Company’s contractual commitments since January 31, 2022.
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

10. Stockholders’ Equity (Deficit) and Employee Incentive Plans
Redeemable Convertible Preferred Stock
Upon the closing of the Company’s IPO, all 26,710,600 shares of redeemable convertible preferred stock were automatically converted into shares of common stock, which includes an additional 640,387 shares of redeemable convertible preferred stock. The additional shares of redeemable convertible preferred stock consisted of 162,032 shares for the Series E conversion feature and 478,355 shares for the Series G dividends. The carrying value of $259.8 million was reclassified into common stock and additional paid-in-capital. As of October 31, 2022, there were no shares of redeemable convertible preferred stock issued and outstanding.
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 shares of common stock at a par value of $0.00001 as of October 31, 2022 and January 31, 2022.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of October 31, 2022 and January 31, 2022, no dividends had been declared.
As of October 31, 2022, the Company has reserved common stock for future issuance as follows:

Number of Shares
Stock options outstanding	8,093,163
Restricted stock units issued and outstanding	4,289,630
Remaining shares available for issuance under the 2021 Plan	2,316,136
ESPP	954,159
Common stock warrants	105,350
Total	15,758,438
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
As of October 31, 2022, there were 2.3 million shares available for grant under the 2021 Plan. The 2021 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on

February 1, 2022, by an amount equal to the least of (i) 4,120,000 shares, (ii) five-percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2021 Plan no later than the last day of the immediately preceding Fiscal Year.
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
The Company recognized stock-based compensation expense related to the ESPP of $0.4 million and $1.7 million during the three and nine months ended October 31, 2022, respectively, and $1.1 million during the three and nine months ended October 31, 2021. As of October 31, 2022, accrued ESPP employee payroll contributions of $0.4 million are included within accrued compensation and benefits in the consolidated balance sheet. ESPP payroll contributions used to purchase shares are reclassified to stockholders’ equity on the purchase date. As of October 31, 2022, $1.2 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 0.7 years.
During the nine months ended October 31, 2022, 314,315 shares of common stock were issued under the ESPP.
Stock Options
The following table summarizes stock option activity under the Stock Plans for the nine months ended October 31, 2022 (aggregate intrinsic value in thousands):

	Options Outstanding		Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Number of Options	Weighted- Average Exercise Price
Balances as of January 31, 2022	9,150,821	$9.76	6.53	$126,368
Options exercised	(638,982)	$6.17
Options granted	—	$—
Options cancelled	(418,676)	$13.77
Balances as of October 31, 2022	8,093,163	$9.83	5.48	$40,367
Options vested and expected to vest as of October 31, 2022	8,093,163	$9.83	5.48	$40,367
Options vested and exercisable as of October 31, 2022	6,460,471	$8.07	4.86	$37,329
No stock options were granted during the three and nine months ended October 31, 2022.
No stock options were granted during the three months ended October 31, 2021. Stock options granted during the nine months ended October 31, 2021 had a weighted-average grant-date fair value of $9.30 per share.
The aggregate intrinsic value of options exercised during the three months ended October 31, 2022 and 2021 was $0.7 million and $8.3 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended October 31, 2022 and 2021 was $8.4 million and $22.7 million, respectively.
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The Company recognized stock-based compensation expense related to stock options of $1.6 million and $5.0 million during the three and nine months ended October 31, 2022, respectively.

As of October 31, 2022, there was $10.8 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.
During the year ended January 31, 2018, in connection with services provided for recruitment, the Company granted 40,646 stock options outside of the Stock Plans to a third party. During the nine months ended October 31, 2022, the recipient exercised 16,674 stock options and as of October 31, 2022, the recipient had exercised all 40,646 stock options.
Service-Based RSUs
During the year ended January 31, 2022, the Company began granting RSUs to its employees. RSUs granted had service-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service for four years, during which time the grants will vest quarterly.
The following table is a summary of service-based RSU activity for the nine months ended October 31, 2022:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2022	283,558	$43.76
RSUs granted	3,749,294	$18.46
RSUs vested	(301,823)	$23.56
RSUs forfeited	(509,399)	$23.04
Balances as of October 31, 2022	3,221,630	$19.48
The aggregate fair value of the RSU awards granted was $4.9 million and $69.2 million during the three and nine months ended October 31, 2022, and $9.5 million during the three and nine months ended October 31, 2021. This represents the fair value of the common stock on the date the service-based vesting awards were granted.
We recognized $4.3 million and $10.7 million in stock-based compensation expense related to service vesting-based RSUs during the three and nine months ended October 31, 2022, respectively. As of October 31, 2022, there was $57.8 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over a weighted-average vesting period of 3.4 years.
Market-Based RSUs
The following table is a summary of market-based RSU activity for the nine months ended October 31, 2022:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2022	1,214,000	$6.48
RSUs granted	14,000	$5.30
RSUs vested	—	$—
RSUs forfeited	(160,000)	$6.48
Balances as of October 31, 2022	1,068,000	$6.47
On January 26, 2022, the Company granted 1,214,000 restricted stock unit awards with market-based vesting conditions (“market-based RSUs”) to certain executive officers and members of senior management pursuant to the 2021 Plan. The market-based RSUs are comprised of four tranches that vest depending on a consecutive 60-trading day stock price target of the Company’s common stock. The grant fair value of each tranche was calculated using a Monte Carlo simulation model with the following assumptions:

Year ended January 31, 2022
Expected term (in years)	5.0
Volatility	50.0%
Risk-free interest rate	1.7%
Dividend yield	—
The grant date fair value of the market-based RSUs was estimated at $7.9 million with a weighted-average expense recognition period of 3.6 years and is being expensed over the requisite service period of each tranche regardless of whether the market condition is satisfied.
On June 1, 2022, the Company granted 14,000 market-based RSUs to a member of senior management pursuant to the 2021 Plan. The market-based RSUs are comprised of four tranches that vest depending on a consecutive 60-trading day stock price target of the Company’s common stock. The grant fair value of each tranche was calculated using a Monte Carlo simulation model with the following assumptions:

Nine Months Ended October 31, 2022
Expected term (in years)	4.7
Volatility	63.0%
Risk-free interest rate	2.9%
Dividend yield	—
The grant date fair value of the market-based RSUs was estimated at $0.1 million with a weighted-average expense recognition period of 3.3 years and is being expensed over the requisite service period of each tranche regardless of whether the market condition is satisfied.
Stock-based compensation expense related to market-based RSUs was $0.4 million and $1.5 million during the during the three and nine months ended October 31, 2022. As of October 31, 2022, there was $6.2 million of unrecognized compensation expense related to market-based RSUs expected to be recognized over an average vesting period of 2.8 years.
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

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Stock Option Plans:
Expected term (in years)	*	*	*	6.1
Expected volatility	*	*	*	42.0%
Risk-free interest rate	*	*	*	1.0%
Dividend yield	*	*	*	—
*No stock options were granted during the nine months ended October 31, 2022.
The fair value of employee stock purchase rights for the offering period under the 2021 ESPP was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended October 31,
	2022	2021
Employee Stock Purchase Plan:
Expected term (in years)	0.9	1.0
Expected volatility	63.0%	49.9%
Risk-free interest rate	2.8%	0.1%
Dividend yield	—	—
Stock-Based Compensation
Stock-based compensation expense, net of amounts capitalized was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of revenue—subscription	$128	$66	$391	$123
Cost of revenue—services	106	70	317	116
Research and development	1,905	1,085	5,891	2,224
Sales and marketing	2,413	1,292	6,863	2,521
General and administrative	2,201	840	5,468	2,179
Total stock-based compensation expense	$6,753	$3,353	$18,930	$7,163
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
The Company recorded income tax expense of $0.4 million and $0.2 million for the three months ended October 31, 2022 and 2021, respectively, and $1.0 million and $0.7 million for the nine months ended October 31, 2022 and 2021. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained.

12. Geographic Information
The following table depicts the disaggregation of revenue by geographic area based on the billing address of the customer (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
United States	$24,443	$18,618	$69,585	$55,001
International	14,114	12,206	43,616	33,477
Total	$38,557	$30,824	$113,201	$88,478
No individual foreign country contributed 10% or more of total revenue for the three and nine months ended October 31, 2022 and 2021.
As of October 31, 2022 and January 31, 2022, the majority of the Company’s long-lived assets, including operating lease ROU assets, were located in the United States.
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator
Net loss	$(16,677)	$(15,924)	$(51,880)	$(44,993)
Cumulative dividends on Series G redeemable convertible preferred stock	—	—	—	(2,917)
Net loss attributable to common stockholders	$(16,677)	$(15,924)	$(51,880)	$(47,910)
Denominator
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,932	43,440	44,619	19,742
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.37)	$(1.16)	$(2.43)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of October 31,
	2022	2021
Stock options	8,093	9,533
RSUs	4,290	185
Employee stock purchase rights under the ESPP	150	37
Common stock warrants	105	105
Total	12,638	9,860

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
Overview
Couchbase provides a leading cloud database for modern applications. Our mission is to simplify how developers and architects develop, deploy and consume modern applications that span cloud, edge and everything in between. Enterprises rely on Couchbase to power the core applications their businesses depend on, with the highest performance, reliability, scalability and agility requirements and for which there is no tolerance for disruption or downtime. Any compromise of these requirements could cause these applications to fail—stopping or delaying package delivery for shipping companies, interrupting reservations for travel companies or causing product shortages in stores for retailers.
Our database is versatile and works in multiple configurations, from cloud to multi- or hybrid-cloud to on-premise environments to the edge in truly distributed environments with flexibility in and between those environments. We have architected our database to fuse the trusted strengths of relational databases with the flexibility, performance and scale of NoSQL in the cloud. Our cloud database platform serves the needs of both enterprise architects and application developers. Combined with our performance at scale, we believe this power enables customers to run their most important applications with the effectiveness they require, with the efficiency they desire and in the modern infrastructure environments they demand.
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
While legacy database technologies were built to the highest performance and reliability requirements of their generation, they are approaching the limits for which they were designed. The underlying architecture of these technologies has not changed significantly, while the requirements of the applications they need to support are changing dramatically. Legacy database technologies are buckling under the pressure of digital transformation, as they were not built to update and respond in microseconds, enable rich, customized user experiences and perform without latency. Modern customer experiences need a flexible platform that can power applications spanning from cloud to edge and everything in between.
We designed Couchbase to give enterprises a database for the modern cloud world. Our platform combines the best capabilities of a relational database, like SQL transactions and ACID guarantees, with the flexibility and scalability of a NoSQL database. This allows enterprises to confidently accelerate strategic initiatives such as more quickly moving business-critical applications into the cloud, improving application flexibility and increasing developer agility. For our customers, we facilitate a seamless transition from legacy relational databases to our modern database resulting in better application scalability, user experience and security at the pace that works for them. We deliver this modern database as both a customer-managed product and as a fully-managed DBaaS that is managed by Couchbase. We have reimagined the database with our fast, flexible and affordable cloud database platform Capella, allowing organizations to quickly and cost-effectively build applications that deliver premium experiences to their customers. Capella supports a broad set of use cases, reducing a customer’s need to buy, deploy and manage additional databases or supporting technologies.
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

We have achieved significant growth over our operating history. For the nine months ended October 31, 2022 and 2021, our revenue was $113.2 million and $88.5 million, respectively, representing period-over-period growth of 28%. As of October 31, 2022 and 2021, our annual recurring revenue (“ARR”) was $151.7 million and $122.3 million, respectively, representing period-over-period growth of 24%. For the nine months ended October 31, 2022 and 2021, our net loss was $51.9 million and $45.0 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.
Our Business Model
We generate the substantial majority of our revenue from sales of subscriptions, which accounted for 93% and 94% for the nine months ended October 31, 2022 and 2021, respectively. We derive substantially all of our subscription revenue from the Enterprise Edition of our Couchbase platform, which includes Couchbase Server, our flagship product, and Couchbase Mobile. The Couchbase platform is generally licensed per node, which we define as an instance of Couchbase running on a server. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 7am-5pm local time support, 5 days a week. These response times are for incidents of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3 incidents, which are less severe, are longer.
The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances and is typically billed annually in advance. The timing and billing of large, multi-year contracts can create variability in revenue and deferred revenue between periods.
We also derive subscription revenue from Couchbase Capella, our fully-managed DBaaS. Couchbase Capella is licensed using an on-demand consumption model or an annual credit model, which removes the need to license different node types separately. Couchbase Capella pricing delivers superior customer flexibility relative to other Cloud Service Providers (“CSPs”) as on-demand pricing allows customers to pay only for what they use based on hourly pricing and the credits purchased through our annual credit model expire only at the end of a 12-month period, rather than ratably throughout the year. We also provide automatic conversion to on-demand consumption when credits expire or are exhausted. Couchbase Capella credits can be purchased upfront to provide cost savings with volume discounts available based on credit quantity. We offer three pricing levels for Couchbase Capella, based on the support response time. Revenue from Couchbase Capella was not material for the nine months ended October 31, 2022 and 2021.
We also generate revenue from services, which represented 7% and 6% of our total revenue for the nine months ended October 31, 2022 and 2021, respectively. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.
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
We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. A significant portion of our revenue in the nine months ended October 31, 2022 and 2021 was attributable to our partner ecosystem.

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
Impact of Macroeconomic Conditions
Current macroeconomic conditions, including the ongoing COVID-19 pandemic and efforts to mitigate its impact, recessionary fears, inflation concerns, and rising interest rates as a result of government actions to combat inflation, as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. As a result, we have seen customers opting for shorter deals and negative effects from foreign exchange fluctuations that have impacted and may continue to impact our results of operations.
The effects of these macroeconomic conditions on our business and operations remains highly uncertain, and it is not possible for us to predict the duration and extent to which they will affect our business, future results of operations, and financial condition. See the section titled “Risk Factors” for further discussion of these challenges and risks.
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
Key Business Metrics
Annual Recurring Revenue
We define ARR as of a given date as the annualized recurring revenue that we would contractually receive from our customers in the month ending 12 months following such date. Based on historical experience with customers, we assume all contracts will be automatically renewed at the same levels unless we receive notification of non-renewal and are no longer in negotiations prior to the measurement date. ARR also includes revenue from consumption-based cloud credits of Couchbase Capella products. ARR for Couchbase Capella products in a customer’s initial year is calculated as described above; after a customer’s initial year it is calculated by annualizing the prior 90 days of actual consumption, assuming no increases or reductions in usage. ARR excludes revenue derived from the use of cloud products only based on on-demand arrangements and services revenue. ARR should be viewed independently of revenue, and does not represent our revenue under the generally accepted accounting principles in the United States (“GAAP”) on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal dates. ARR is not intended to be a replacement for forecasts of revenue. Although we seek to increase ARR as part of our strategy of targeting large enterprise customers, this metric may fluctuate from period to period based on our ability to acquire new customers and expand within our existing customers. We believe that our ARR is an important indicator of the growth and performance of our business. We updated our definition of ARR beginning in the first quarter of fiscal 2023 to include revenue from consumption-based cloud credits of Couchbase Capella products by annualizing the prior 90 days of actual consumption, assuming no increases or reductions in usage, and updated in the third quarter of fiscal 2023 to clarify that the 90-day actual consumption methodology is only used after a customer’s initial year. The reason for these changes is to better reflect the ARR for Couchbase Capella products following the launch of Couchbase Capella in fiscal 2022. ARR for prior periods have not been adjusted to reflect these changes as they are not material to any period previously presented.

	As of October 31,
	2022	2021

	(in millions)
ARR	$151.7	$122.3
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

	As of October 31,
	2022	2021
Customers	658	568

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(dollars in thousands)
Total revenue	$38,557	$30,824	$113,201	$88,478
Gross profit	$33,682	$27,088	$98,894	$77,825
Add: Stock-based compensation expense	234	136	708	239
Add: Employer taxes on employee stock transactions	12	—	36	—
Non-GAAP gross profit	$33,928	$27,224	$99,638	$78,064
Gross margin	87.4%	87.9%	87.4%	88.0%
Non-GAAP gross margin	88.0%	88.3%	88.0%	88.2%

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(dollars in thousands)
Total revenue	$38,557	$30,824	$113,201	$88,478
Loss from operations	$(16,592)	$(15,491)	$(50,813)	$(43,590)
Add: Stock-based compensation expense	6,753	3,353	18,930	7,163
Add: Employer taxes on employee stock transactions	210	—	490	—
Non-GAAP operating loss	$(9,629)	$(12,138)	$(31,393)	$(36,427)
Operating margin	(43)%	(50)%	(45)%	(49)%
Non-GAAP operating margin	(25)%	(39)%	(28)%	(41)%
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(16,677)	$(15,924)	$(51,880)	$(47,910)
Add: Stock-based compensation expense	6,753	3,353	18,930	7,163
Add: Employer taxes on employee stock transactions	210	—	490	—
Non-GAAP net loss attributable to common stockholders	$(9,714)	$(12,571)	$(32,460)	$(40,747)
GAAP net loss per share attributable to common stockholders	$(0.37)	$(0.37)	$(1.16)	$(2.43)
Non-GAAP net loss per share attributable to common stockholders	$(0.22)	$(0.29)	$(0.73)	$(2.06)
Weighted average shares outstanding, basic and diluted	44,932	43,440	44,619	19,742

Free Cash Flow
We define free cash flow as cash used in operating activities less additions to property and equipment, which includes capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. For the nine months ended October 31, 2022 and 2021, our free cash flow included cash paid for our unused Credit Facility (as defined below) and interest on our long-term debt of less than $0.1 million and $0.6 million, respectively.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	( in thousands)
Net cash used in operating activities	$(14,720)	$(19,747)	$(30,982)	$(38,922)
Less: Additions to property and equipment	(1,617)	(564)	(4,093)	(814)
Free cash flow	$(16,337)	$(20,311)	$(35,075)	$(39,736)
Net cash provided by (used in) investing activities	5,555	(52,527)	(33,587)	(47,625)
Net cash provided by (used in) financing activities	1,625	(25,499)	8,517	190,848
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
We expect our revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the proportion of term license contracts that commence within the period, the rate of customer renewals and expansions, the length of sales cycles and timing and delivery of professional services and training.
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
License	$3,519	$3,774	$14,908	$12,468
Support and other	32,201	25,234	89,852	71,034
Total subscription revenue	35,720	29,008	104,760	83,502
Services	2,837	1,816	8,441	4,976
Total revenue	38,557	30,824	113,201	88,478
Cost of revenue:
Subscription(1)	2,631	2,094	7,548	6,218
Services(1)	2,244	1,642	6,759	4,435
Total cost of revenue	4,875	3,736	14,307	10,653
Gross profit	33,682	27,088	98,894	77,825
Operating expenses:
Research and development(1)	13,998	13,103	42,760	38,267
Sales and marketing(1)	27,448	22,817	81,764	65,714
General and administrative(1)	8,828	6,659	25,183	17,434
Total operating expenses	50,274	42,579	149,707	121,415
Loss from operations	(16,592)	(15,491)	(50,813)	(43,590)
Interest expense	(26)	(133)	(76)	(630)
Other income (expense), net	317	(51)	22	(44)
Loss before income taxes	(16,301)	(15,675)	(50,867)	(44,264)
Provision for income taxes	376	249	1,013	729
Net loss	$(16,677)	$(15,924)	$(51,880)	$(44,993)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue—subscription	$128	$66	$391	$123
Cost of revenue—services	106	70	317	116
Research and development	1,905	1,085	5,891	2,224
Sales and marketing	2,413	1,292	6,863	2,521
General and administrative	2,201	840	5,468	2,179
Total stock-based compensation expense	$6,753	$3,353	$18,930	$7,163
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
License	9%	12%	13%	14%
Support and other	84	82	79	80
Total subscription revenue	93	94	93	94
Services	7	6	7	6
Total revenue	100	100	100	100
Cost of revenue:
Subscription	7	7	7	7
Services	6	5	6	5
Total cost of revenue	13	12	13	12
Gross profit	87	88	87	88
Operating expenses:
Research and development	36	43	38	43
Sales and marketing	71	74	72	74
General and administrative	23	22	22	20
Total operating expenses	130	138	132	137
Loss from operations	(43)	(50)	(45)	(49)
Interest expense	*	*	*	(1)
Other income (expense), net	1	*	*	*
Loss before income taxes	(42)	(51)	(45)	(50)
Provision for income taxes	1	1	1	1
Net loss	(43)%	(52)%	(46)%	(51)%
*   Represents less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three and Nine Months Ended October 31, 2022 and 2021
Revenue

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Revenue
License	$3,519	$3,774	$(255)	(7)%	$14,908	$12,468	$2,440	20%
Support and other	32,201	25,234	6,967	28%	89,852	71,034	18,818	26%
Total subscription revenue	35,720	29,008	6,712	23%	104,760	83,502	21,258	25%
Services	2,837	1,816	1,021	56%	8,441	4,976	3,465	70%
Total revenue	$38,557	$30,824	$7,733	25%	$113,201	$88,478	$24,723	28%
Subscription revenue increased by $6.7 million, or 23%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in subscription revenue was due to an increase in revenue from existing customers and new customers, as we increased our customer base from 568 customers as of October 31, 2021 to 658 customers as of October 31, 2022. Approximately 92% of the increase in revenue was attributable to growth from existing customers, and the remaining increase was attributable to new customers.
Subscription revenue increased by $21.3 million, or 25%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in subscription revenue was due to an increase in revenue from existing customers and new customers. Approximately 89% of the increase in revenue was attributable to growth from existing customers, and the remaining increase was attributable to new customers.

Services revenue increased by $1.0 million, or 56%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in services revenue was primarily due to an increase in the number of professional services hours performed.
Services revenue increased by $3.5 million, or 70%, during the nine months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in services revenue was primarily due to an increase in the number of professional services hours performed.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	$2,631	$2,094	$537	26%	$7,548	$6,218	$1,330	21%
Services	2,244	1,642	602	37%	6,759	4,435	2,324	52%
Total cost of revenue	$4,875	$3,736	$1,139	30%	$14,307	$10,653	$3,654	34%
Gross profit	$33,682	$27,088			$98,894	$77,825
Gross margin	87.4%	87.9%			87.4%	88.0%
Headcount (at period end)	59	59			59	59
Cost of subscription revenue increased by $0.5 million, or 26%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in cost of subscription revenue was primarily due to an increase of $0.3 million related to the computing infrastructure costs associated with Couchbase Capella and an increase of $0.2 million related to the amortization of costs associated with capitalized internal-use software related to Couchbase Capella.
Cost of subscription revenue increased by $1.3 million, or 21%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in cost of subscription revenue was primarily due to an increase of $1.1 million related to the computing infrastructure costs associated with Couchbase Capella and an increase of $0.2 million related to the amortization of costs associated with capitalized internal-use software related to Couchbase Capella.
Cost of services revenue increased by $0.6 million, or 37%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in cost of services revenue was primarily due to an increase of $0.4 million in contracted third-party professional services and an increase of $0.1 million in travel-related costs.
Cost of services revenue increased by $2.3 million, or 52%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in cost of services revenue was primarily due to an increase of $1.5 million in contracted third-party professional services and an increase of $0.6 million in personnel-related costs associated with fluctuations in headcount.
Gross margin decreased during the three and nine months ended October 31, 2022 compared to the three and nine months ended October 31, 2021, primarily due to changes in the mix of subscription and service revenue, including higher costs associated with the growth of our cloud offering and costs related to delivery, particularly costs of contracted third-party partners for professional services.
Research and Development

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Research and development	$13,998	$13,103	$895	7%	$42,760	$38,267	$4,493	12%
Percentage of revenue	36%	43%			38%	43%
Headcount (at period end)	296	249			296	249

Research and development increased by $0.9 million, or 7%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in research and development expenses was primarily due to an increase of $1.0 million associated with computing infrastructure costs and an increase of $0.2 million in allocated facilities costs. This was partially offset by a decrease of $0.3 million in personnel-related costs as a result of increased capitalized internal-use software costs despite an increase in headcount.
Research and development increased by $4.5 million, or 12%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in research and development expenses was primarily due to an increase of $2.2 million in personnel-related costs associated with increased headcount and increased stock-based compensation related to our RSUs and the ESPP, partially offset by increased capitalized internal-use software costs, and an increase of $1.9 million associated with computing infrastructure costs.
Sales and Marketing

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$27,448	$22,817	$4,631	20%	$81,764	$65,714	$16,050	24%
Percentage of revenue	71%	74%			72%	74%
Headcount (at period end)	309	279			309	279
Sales and marketing increased by $4.6 million, or 20%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in sales and marketing expenses was primarily due to an increase of $2.8 million in personnel-related costs associated with increased headcount and increased stock-based compensation related to our RSUs, an increase of $0.7 million in travel-related costs and an increase of $0.6 million in recruiting and professional services fees.
Sales and marketing increased by $16.1 million, or 24%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in sales and marketing expenses was primarily due to an increase of $9.6 million in personnel-related costs associated with increased headcount and increased stock-based compensation related to our RSUs and the ESPP, an increase of $2.4 million in travel-related costs, an additional increase of $0.7 million in professional service fees and an increase of $0.6 million in allocated overhead costs.
General and Administrative

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
General and administrative	$8,828	$6,659	$2,169	33%	$25,183	$17,434	$7,749	44%
Percentage of revenue	23%	22%			22%	20%
Headcount (at period end)	63	57			63	57
General and administrative increased by $2.2 million, or 33%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in general and administrative expenses was primarily due to an increase of $2.4 million in personnel-related costs associated with increased headcount and increased stock-based compensation related to our RSUs, partially offset by a decrease of $0.4 million in corporate insurance expense.
General and administrative increased by $7.7 million, or 44%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in general and administrative expenses was primarily due to an increase of $5.9 million in personnel-related costs associated with increased headcount and increased stock-based compensation related to our RSUs and the ESPP, and an increase of $1.5 million in corporate expenses to support the growth of our business and related infrastructure.

Interest Expense

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Interest expense	$(26)	$(133)	$107	(80)%	$(76)	$(630)	$554	(88)%
Interest expense decreased during the three and nine months ended October 31, 2022 compared to the three and nine months ended October 31, 2021. The decrease in interest expense was primarily due to the repayment of the full outstanding balance of our Credit Facility in the third quarter of fiscal 2022.
Other Income (Expense), Net

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$317	$(51)	$368	(722)%	$22	$(44)	$66	(150)%
Other income (expense), net increased by $0.4 million during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in other income (expense), net was primarily driven by an increase of $0.8 million in interest income driven by higher short-term investment balances and higher yield in the current period. This was partially offset by an increase of $0.4 million in unrealized and realized foreign currency losses due to remeasurement of monetary assets denominated in non-functional currencies.
Other income (expense), net increased by $0.1 million during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in other income (expense), net was primarily driven by an increase of $1.3 million in interest income primarily driven by higher short-term investment balances and higher yield in the current period. This was partially offset by an increase of $1.2 million in unrealized and realized foreign currency losses due to remeasurement of monetary assets denominated in non-functional currencies.
Provision for Income Taxes

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(16,301)	$(15,675)	$(626)	4%	$(50,867)	$(44,264)	$(6,603)	15%
Provision for income taxes	376	249	$127	51%	1,013	729	$284	39%
Effective tax rate	(2.3)%	(1.6)%			(2.0)%	(1.6)%
The changes in provision for income taxes during the three and nine months ended October 31, 2022 compared to the three and nine months ended October 31, 2021 were not material.
Liquidity and Capital Resources
We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our initial public offering (“IPO”) with net proceeds totaling $214.9 million. We also have a Credit Facility to obtain up to $40.0 million in debt financing. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2021 and 2022 and the nine months ended October 31, 2022. As of October 31, 2022, we had an accumulated deficit of $393.9 million.
As of October 31, 2022, we had $177.3 million in cash, cash equivalents and short-term investments. We believe our existing cash, cash equivalents and short-term investments, availability under the Credit Facility, which is described in Note 7 of our notes to the condensed consolidated financial statements, and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and cash expenditures for at least the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future cash requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.
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
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2022, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $159.6 million. We expect to recognize revenue of $104.5 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,982)	$(38,922)
Investing activities	$(33,587)	$(47,625)
Financing activities	$8,517	$190,848
Operating Activities
Cash used in operating activities for the nine months ended October 31, 2022 of $31.0 million primarily consisted of our net loss of $51.9 million, adjusted for non-cash charges of $37.4 million and net cash outflows of $16.5 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities include a $13.4 million decrease in accounts receivable related to timing of billings and collections, a $12.3 million increase in deferred commissions related to increased sales during the period, an $11.1 million decrease in deferred revenue due to timing of billings, and a $7.1 million decrease in accrued compensation primarily due to the timing of bonus payments and purchases under our employee stock purchase plan.
Cash used in operating activities for the nine months ended October 31, 2021 of $38.9 million primarily consisted of our net loss of $29.1 million, adjusted for non-cash charges of $45.0 million, adjusted for non-cash charges of $19.3 million and net cash outflows of $13.2 million from changes in our operating assets and liabilities. Changes in operating assets and liabilities primarily reflected a $13.6 million decrease in accounts receivable related to timing of billings and collections and a $10.8 million decrease in deferred revenue due to timing of billings. Additionally, there was an increase of $11.6 million in deferred commission related to increased sales during the period, and an increase of $5.9 million in prepaid expenses, offset by an increase in accounts payable of $1.1 million and an increase of $0.8 million in accrued compensation.
Investing Activities
Cash used in investing activities for the nine months ended October 31, 2022 of $33.6 million consisted of purchases of short-term investments net of maturities of $29.5 million and additions to property and equipment of $4.1 million.
Cash used in investing activities for the nine months ended October 31, 2021 of $47.6 million consisted of purchases of short-term investments net of maturities and sales of $46.8 million and purchases of property and equipment of $0.8 million.

Financing Activities
Cash provided by financing activities for the nine months ended October 31, 2022 of $8.5 million was primarily due to $4.5 million in proceeds from the issuance of common stock under our employee stock purchase plan, and $4.0 million in proceeds from the issuance of common stock upon exercises of stock options.
Cash provided by financing activities for the nine months ended October 31, 2021 of $190.8 million primarily consisted of proceeds from the completion of our IPO of $214.9 million, net of underwriters’ discounts and commissions, and proceeds from stock option exercises of $5.9 million offset by the payment of deferred offering costs of $4.9 million and payment of debt of $25.0 million.
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
Interest Rate Risk
Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, commercial paper and corporate debt securities. As of October 31, 2022, we had cash and cash equivalents of $38.8 million and short-term investments of $138.5 million and no amounts outstanding under the Credit Facility. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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
As of October 31, 2022, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our results of operations and cash flows.

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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $58.2 million, $40.0 million, $51.9 million and $45.0 million for fiscal 2022, fiscal 2021 and the nine months ended October 31, 2022 and 2021, respectively. As of October 31, 2022, we had an accumulated deficit of $393.9 million. We expect our costs to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our sales and marketing and expand our operations and infrastructure, both domestically and internationally. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. As we develop as a public company, we may incur additional legal, accounting and other expenses that we did not incur historically. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.
We may not continue to grow on pace with historical rates.
Our historical revenue growth should not be considered indicative of our future performance. Our revenue was $123.5 million, $103.3 million, $113.2 million and $88.5 million for fiscal 2022, fiscal 2021 and the nine months ended October 31, 2022 and 2021, respectively. However, you should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term. Our revenue growth rate may also decline in future periods for a number of reasons, including slowing adoption of or demand for our products and services, increasing competition, a decrease in the growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others. In addition, our revenue growth rate may experience increased volatility due to global societal and economic disruption. If our revenue growth rate declines, investors’ perceptions of our business and the market price of our common stock could be adversely affected.

If we fail to manage our growth effectively, our brand, business, financial condition and results of operations could be adversely affected.
We have experienced strong growth in our employee headcount, our geographic reach and our operations, and we expect to continue to grow in the future. Our employee headcount grew from 644 as of October 31, 2021 to 727 as of October 31, 2022. Employee growth has occurred both at our headquarters and in a number of locations across the United States and internationally. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain customer satisfaction. In addition, we have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in evolving industries, including market acceptance of our products and services, intense competition and our ability to manage our costs and operating expenses. Further, as our customers adopt our products and services for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology (“IT”) and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. In addition, we operate globally, sold subscriptions in more than 50 countries as of October 31, 2022 and have established numerous international subsidiaries. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. If we do not manage the growth of our business and operations effectively, the quality of our products and services and the efficiency of our operations could suffer. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, any of which could adversely affect our brand, business, financial condition and results of operations.
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
Our success also depends, in part, on our existing customers renewing their subscriptions upon the expiration of existing contract terms and our ability to expand our relationships with our existing customers, including broadening their use cases within our products and adopting additional Couchbase products and services. The non-cancelable term of our subscriptions typically ranges from one to three years but may be longer or shorter in limited circumstances. Our customers have no obligation to renew or upgrade their subscriptions, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms or capacity, or may decide to otherwise downgrade their subscriptions. For example, the impact of the macroeconomic environment, including COVID-19, has caused, and may in the future continue to cause, certain customers to request concessions including extended payment terms or better pricing, increased customer churn, a lengthening of our sales cycles with prospective customers, a delay of planned projects or expansions and reduced contract values with certain prospective and existing customers. Our customer retention or our customers’ use of our products and services may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products and services, our licensing models, the prices, features or perceived value of competing offerings, changes to our offerings or general economic conditions. Our business model entails significant investments in our technology, sales and marketing function and operations ahead of our planned growth. If these efforts fail and our customers do not renew, increase their subscriptions or increase their usage of our offerings, or if they renew their subscriptions on terms less favorable to us or fail to increase adoption of our products and services, our business, financial condition and results of operations would be adversely affected.

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
•adverse litigation judgments, settlements or other litigation-related costs; and
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability, as well as the effects of foreign exchange fluctuations.
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
Subscription revenue accounts for a significant portion of our revenue, comprising 93% and 94% of total revenue for the nine months ended October 31, 2022 and 2021, respectively.
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
Our sales strategy to target larger enterprises involves risks that may not be present or that are present to a lesser extent with respect to smaller enterprises, such as long and unpredictable sales cycles and sales efforts that require considerable time and expense, particularly in the current macroeconomic environment.
Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs and less predictability in completing some of our sales. These risks may be enhanced in the current macroeconomic environment. For example, large customers may require considerable time to evaluate and test our products and services prior to making a purchase decision. They may also need to build and test the applications to be used with our products prior to a sale, which also lengthens and introduces additional uncertainty and risk to the sales process. A number of factors influence the length and variability of our sales cycles, including the need to educate potential customers about the uses and benefits of our products and services, the discretionary nature of purchasing and budget cycles and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycles, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Large customer sales have, in some cases, occurred in periods subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a period could affect our cash flows and results of operations for that fiscal period and for future periods.
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
•compliance with anti-bribery laws, including, without limitation, the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. Travel Act and the United Kingdom Bribery Act 2010, violations of which could lead to significant fines, penalties and collateral consequences for us;
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
We face fluctuations in currency exchange rates, which could adversely affect our financial condition and results of operations.
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
Our success depends, in part, upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, other intellectual property laws, confidentiality procedures and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, enforce and defend our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect or enforce our intellectual property rights adequately, our competitors might gain access to our proprietary technology and develop and commercialize similar or substantially identical products, services or technologies, and our business, financial condition, results of operations or prospects could be adversely affected. While we have patent applications pending in the United States, there can be no assurance that our patent applications will result in issued patents. As of October 31, 2022, we owned three issued U.S. patents, five U.S. non-provisional patent applications, one U.S. provisional patent application, three PCT patent applications and three foreign patent application. Our pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file such national stage patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in such applications.
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
Further, the United Kingdom government left the EU, which commonly is referred to as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. The United Kingdom has adopted a version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the United Kingdom without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the United Kingdom and may intervene at any time with respect to its adequacy decision. The United Kingdom’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, with the United Kingdom potentially being considered an “inadequate third country” under the GDPR and transfers of data from the European Economic Area (“EEA”) to the United Kingdom requiring a “transfer mechanism,” such as the EU’s standard contractual clauses. Furthermore, there will be increasing scope for divergence in application, interpretation and enforcement of data protection law between the United Kingdom and EEA. We continue to monitor and review the impact of any resulting changes to EU or United Kingdom law that could affect our operations. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU member states and the United Kingdom in connection with any measures we take to comply with them. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.
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
Additionally, in connection with Couchbase Capella, we may sign business associate agreements with certain of our customers and be directly subject to certain provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) applicable to business associates. We may store and process protected health information on behalf of our customers, which may subject us to a number of data protection, security and privacy requirements under our contractual obligations and under HIPAA and other laws and regulations. If we are, or are perceived to be, unable to maintain the privacy and security of protected health information, we could be subject to claims and demands by private parties, investigations and other proceedings by regulatory authorities, and significant fines, civil and criminal penalties, and other liabilities.
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
Certain of our business activities are subject to the U.S. export control laws and regulations, including the Export Administration Regulations (the “EAR”) and the U.S. trade and economic sanctions maintained by the U.S. Department of Treasury’s OFAC as well as the U.S. import laws and regulations. The U.S. export control laws and economic sanctions prohibit the export, re-export and in-country transfer of our offerings, including software and services, to certain U.S. embargoed or sanctioned countries and territories, governments and persons, as well as for prohibited end-uses. Further, we incorporate encryption functionality into certain of our products, and as a result, we may need to make filings with the U.S. Department of Commerce’s Bureau of Industry and Security to ensure that our exports, re-exports and transfers are in accordance with the EAR. Also, in certain cases, it is possible that a license may be required to export or re-export our products to certain countries, end-users and end-uses. Obtaining the necessary export license for a particular sale or offering may be time-consuming, may not be possible and may result in the delay or loss of sales opportunities. In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries.

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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. For example, the Inflation Reduction Act (the “IRA”) was signed into law on August 16, 2022, and will become effective beginning in fiscal 2023. The IRA imposes a 15% minimum tax on global adjusted financial statement income for tax years beginning after December 31, 2022, and a 1% excise tax on certain share repurchases occurring after December 31, 2022. We do not currently expect that the IRA will have a material impact on our income tax liability. We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
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

Under the Tax Cuts and Jobs Act, U.S. federal NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal NOLs is limited to 80% of current year taxable income.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*	Description of Terms of Chief Executive Officer Cash Bonus.	8-K	001-40601	N/A	October 14, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101) - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.					X
______________________

*	Indicates management contract or compensatory plan.
**
The certifications attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of Couchbase, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUCHBASE, INC.

Date: December 12, 2022	By:	/s/ MATTHEW M. CAIN
Matthew M. Cain
Chairperson, President and Chief Executive Officer
(Principal Executive Officer)

Date: December 12, 2022	By:	/s/ GREG HENRY
Greg Henry
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)