Form 10-K
period 2023-01-31
Couchbase, Inc.
filed 2023-03-29
CIK 1845022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant on July 29, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $15.23 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $385.7 million. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 45,613,726 shares of common stock as of February 28, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2023.

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
•our expectations regarding future developments with respect to Couchbase Capella, our fully-managed database-as-a-service offering;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•macroeconomic conditions, foreign exchange fluctuation, inflation concerns, rising interest rates and recessionary fears, on our business and results of operations;
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
•our relationship with Silicon Valley Bridge Bank, N.A.;
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

Part I
Item 1. Business
Overview
Couchbase provides a leading cloud database platform for modern applications. Our mission is to simplify how developers and architects develop, deploy and consume modern applications that span from the cloud to the edge and everything in between. Enterprises rely on Couchbase to cost-effectively power the core applications their businesses depend on with the highest performance, reliability, scalability and versatility requirements for which there is no tolerance for disruption or downtime. Any compromise of these requirements could cause these applications to fail—stopping or delaying package delivery for shipping companies, interrupting reservations for travel companies or causing product shortages in stores for retailers.
Our database is versatile and works in multiple configurations, from fully-managed cloud to multi- or hybrid-cloud, to on-premises environments, and beyond the edge. We have architected our database to fuse the trusted strengths of relational databases with the flexibility, performance and scale of many NoSQL systems, across the cloud. Our database platform serves the needs of both enterprise architects and application developers. Combined with our performance at scale, we believe this power enables customers to run their most important applications with the effectiveness they require, with the efficiency they desire and in the modern infrastructure environments they demand.
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
We designed Couchbase to give enterprises a database for the modern cloud world. Our platform combines the best capabilities of a relational database, like SQL transactions and ACID guarantees, with the flexibility and scalability of a NoSQL database. This allows enterprises to confidently accelerate strategic initiatives such as more quickly moving business-critical applications into the cloud, improving application flexibility and increasing developer agility. For our customers, we facilitate a seamless transition from legacy relational databases to our modern cloud database platform resulting in better application scalability, user experience and security at the pace that works for them. We deliver this cloud database platform both as a customer-managed product and as a fully-managed database-as-a-service that is managed by Couchbase. Our database-as-a-service, called Couchbase Capella, supports a broad set of use cases, reducing a customer’s need to buy, deploy and manage additional databases or supporting technologies.
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
•Affordable. Our platform has been designed for multi-dimensional scaling which allows customers to only pay for the resources they need. We also offer a high-data density storage engine which makes each node do more, reducing operational cost. Our memory-first architecture drives millisecond data response at scale, resulting lower price-performance compared to other fully-managed document databases. We also offer a cost-effective consumption model via our fully-managed database-as-a-service.
•Future Proof. We designed Couchbase to run wherever a customer wants, as a multi-cloud to edge distributed database that can be deployed on any combination of multiple public clouds without lock in, private clouds, virtual machines, containers and bare metal servers and right out to the edge. Customers looking for a turnkey way to deploy Couchbase Server are able to do so with Couchbase Capella, our fully-managed database-as-a-service. Because Couchbase Capella is fully-managed and automated, customers can focus on development, improving their applications and reducing time to market, instead of worrying about operational database management efforts.
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
•Grow Our Customer Base with New Customers. Our go-to-market motion is built on a highly instrumented direct selling motion to enterprises for mission-critical applications. Our “sell-to” motion focuses on capturing the top down strategic demands of enterprises through enterprise architects. To compliment the “sell to” motion, we are investing to grow our “buy-from” selling motion through application developers, who are a key constituent driving digital transformation within their companies.
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
Couchbase Capella
Couchbase Capella is a fully-managed, automated and secure database-as-a-service that simplifies database management by deploying, managing and operating Couchbase Server across cloud environments with just a few clicks. We have reimagined the database with our fast, flexible and affordable cloud database platform Couchbase Capella, allowing organizations to quickly and cost-effectively build applications that deliver premium experiences to their customers – all with best-in-class price performance. Couchbase Capella uniquely has built-in Application Services so developers can easily build always on and always reliable apps.
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

Memory-First
Couchbase is architected as a shared-nothing distributed database, leveraging fast memory and network to replicate data within a cluster and across data centers to achieve data resiliency and high availability at scale. With topology-aware clients and an integrated object cache, Couchbase can achieve sub-millisecond latency, which we believe eliminates the need for a secondary in-memory product as required with other databases. The integrated object cache reduces overall system complexity for development and operations and helps reduce total cost of ownership (“TCO”).
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
Our Customers
As of January 31, 2023, we had 675 customers worldwide. Our customers range from cloud-native organizations to those who are undergoing digital transformation and range from small and medium-sized enterprises to top businesses in their respective industries and in the Fortune 100.
Marketing, Sales and Partners
Our marketing, sales and partner organizations work closely together to drive market awareness and adoption of our technology and services, build new business pipelines and develop strong customer and partner relationships to drive revenue growth.
We have two major avenues to drive customer adoption: through our mature enterprise “sell-to” motion and through our evolving developer-led “buy-from” motion. Our highly-instrumented “sell-to” model aligns marketing investments with sales capacity to deliver sufficient pipeline creation to meet our business goals, taking into consideration lag times, sales cycle duration and conversion at each stage through the funnel. We have built a sales organization that understands the strategic needs of enterprises as well as a marketing organization that emphasizes our enablement of digital transformation through our no-compromises approach to performance, resiliency and scale and TCO savings. Our “buy-from” motion is fueled by a range of product-led growth initiatives targeting our application developer community to drive adoption. For example, we offer free trials of Couchbase’s products to encourage adoption and invest in developer relations and community building to drive awareness among influential developer personas. We believe these offerings lead to future purchases.
Marketing
Our marketing efforts are focused on building our brand reputation as well as generating interest and demand for our platform from our two primary target audiences: enterprise architects and application developers. In addition, due to the broad set of capabilities of our platform, we also market our value proposition to many other key functions, such as operational and technical teams, that work with and support our two primary target audiences. We do this through a combination of awareness building, digital and field-based demand generation, including user and customer advocacy, developer relations and developer community engagement and partner co-marketing.
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
Our partner efforts are focused on the following:
•Cloud Service Providers. CSPs are increasingly utilized by our customers to deliver Infrastructure-as-a-Service and Platform-as-a-Service, such as database-as-a-service. We partner with major CSPs on joint marketing programs and co-sell initiatives.
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
As of January 31, 2023, we had a total of 740 employees located in 23 countries, including 323 in sales and marketing, 280 in research and development, 65 in general and administrative and 72 in cost of revenue functions. We also engage contractors and consultants as needed to support our operations.
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
Compensation and Benefits
We take a total rewards approach to benefits for the value our employees create, so that they may in turn best serve themselves and their families. In addition to base salary or wages, total rewards for eligible employees may include bonus and equity, as well as benefits such as time off, holidays, insurance, retirement plan contributions, monthly lifestyle spending account credits and others. We constantly study and evaluate our benefits programs and policies to best attract and retain talent.
Employee Engagement
Our team seeks to live our values to make tomorrow better than today for customers, partners and each other. To foster and maintain a culture around our values, Couchbase collects employee feedback through regular, confidential surveys. We use these results to assess and deepen employee engagement and to measure how well we create a great employee experience.
Additionally, we have been recognized externally, including as one of the Best Workplaces in the Bay Area in 2022 by Great Place to Work and Fortune Magazine, based on survey results from our employees.
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
Intellectual Property
Our success depends, in part, upon our ability to protect our intellectual property rights with respect to our technology, inventions, improvements, proprietary rights and other assets through, a combination of patent applications, copyrights, registered and unregistered trademarks, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, intellectual property assignment agreements and other contractual measures. As of January 31,

2023, we owned three issued U.S. patents, five U.S. non-provisional patent applications, one U.S. provisional patent application, one pending Patent Cooperation Treaty, or PCT, application, and four foreign patent applications. In addition, as of January 31, 2023, we owned five registered trademarks in the United States and a number of registered trademarks in non-U.S. jurisdictions.
Our products include software that is licensed to us by third-party authors under open source licenses, and we expect to continue to incorporate such open source software in our products in the future. Although most of our code is developed in-house, we also contribute to and receive a limited amount of contributions from the open source developer community.
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

Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. The last day of our fiscal year is January 31. Our fiscal years ended January 31, 2023, 2022 and 2021 are referred to herein as fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Risks Related to Our Industry and Business
We have a history of net losses and may not achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $68.5 million, $58.2 million and $40.0 million for fiscal 2023, 2022 and 2021, respectively. As of January 31, 2023, we had an accumulated deficit of $410.5 million. We expect our costs to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our sales and marketing and expand our operations and infrastructure, both domestically and internationally. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. As we develop as a public company, we may incur additional legal, accounting and other expenses that we did not incur historically. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.
We may not continue to grow on pace with historical rates.
Our historical revenue growth should not be considered indicative of our future performance. Our revenue was $154.8 million, $123.5 million and $103.3 million for fiscal 2023, 2022 and 2021, respectively. However, you should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term. Our revenue growth rate may also decline in future periods for a number of reasons, including slowing adoption of or demand for our products and services, increasing competition, a decrease in the growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others. In addition, our revenue growth rate may experience increased volatility due to global societal and economic disruption. If our revenue growth rate declines, investors’ perceptions of our business and the market price of our common stock could be adversely affected.
If we fail to manage our growth effectively, our brand, business, financial condition and results of operations could be adversely affected.
We have experienced strong growth in our employee headcount, our geographic reach and our operations, and we expect to continue to experience growth in the future. Our employee headcount grew from 646 as of January 31, 2022 to 740 as of January 31, 2023. Employee growth has occurred both at our headquarters and in a number of locations across the United States and internationally. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain customer satisfaction. In addition, we have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in evolving industries, including market acceptance of our products and services, intense competition and our ability to manage our costs and operating expenses. Further, as our customers adopt our products and services for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology (“IT”), and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. In addition, we operate globally, sold subscriptions in more than 50 countries as of January 31, 2023 and have established numerous international subsidiaries. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. If we do not manage the growth of our business and operations effectively, the quality of our products and services and the efficiency of our operations could suffer. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, any of which could adversely affect our brand, business, financial condition and results of operations.
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
Additionally, our success depends, in part, on our determination of which product features to include in our free versus paid versions of our products (which we call the Community Edition and Enterprise Edition, respectively, for our Server and Mobile suite of products) including the timing of when to incorporate Enterprise Edition features into our Community Edition products. Any failure on our part to determine the correct balance and timing may adversely affect our business. Existing or potential customers may determine that the functionality of our free versions is sufficient for their needs and as a result may not convert from the use of our Community Edition or free trials to a paid product or downgrade from our paid products. Further, users of our Enterprise Edition Server and Mobile products may violate our license terms by using our product without paying for a required subscription or by exceeding their subscription entitlements, and we may not always be able to determine when this occurs or enforce our license terms.
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
The market for our products and services is relatively new and evolving, and it is uncertain whether this market will continue to grow, and even if it does grow, how rapidly it will grow, or whether our products and services will be more widely adopted. For example, many enterprises have invested substantial resources into legacy database solutions and may be reluctant or unwilling to migrate to or invest in alternative solutions. Accordingly, any predictions or forecasts about our future growth, revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. Our success will depend, in part, on market acceptance and the widespread adoption of our products and services as an alternative to other offerings and the selection of our products and services over competing offerings that may have similar functionality. Technologies related to database offerings are still evolving and we cannot predict market acceptance of our products and services or the development of other competing offerings based on entirely new technologies. For example, we currently derive and expect to continue to derive a substantial majority of our revenue and cash flows from subscriptions for, and services related to Couchbase Server and Couchbase Mobile. Demand for our platform is affected by a number of factors, many of which are beyond our control, including continued market acceptance by existing customers and potential customers, the ability to expand the product for different use cases, the timing of development and releases of new offerings by our competitors, technological change and the growth or contraction in the market in which we compete. It is possible that customer adoption of our new products, such as Couchbase Capella, may replace a portion of customer spend on our existing products. If the market for database solutions, and for NoSQL database solutions in particular, does not continue to grow as expected, or if we are unable to continue to efficiently and effectively respond to the rapidly evolving trends and meet the demands of our customers, achieve more widespread market awareness and adoption of our products and services or otherwise manage the risks associated with the introduction of new products and services, our competitive position would weaken and our business, financial condition, results of operations and prospects would be adversely affected.
If we fail to innovate in response to changing customer needs, new technologies or other market requirements, our business, financial condition and results of operations could be harmed.
Our ability to attract new customers and expand our relationship with our existing customers depends, in part, on our ability to enhance and improve our products and services, introduce compelling new features and address additional use cases. To grow our business and remain competitive, we must continue to enhance our products and services and develop features that reflect the constantly evolving nature of technology and our customers’ needs. Our market is also subject to rapid technological change, evolving industry standards and changing regulations, as well as changing customer needs, requirements and preferences. The success of any new or enhanced product or service features depends on several factors, including our anticipation of market changes and market demand for the enhanced features, timely completion and delivery, adequate quality testing, integration of our products and services with existing technologies and applications and competitive pricing. For example, in October 2021, we announced Couchbase Capella, which permits our customers to deploy their database in Couchbase Capella in an Amazon Web Services environment fully hosted by us. Further, in fiscal 2023, we announced Couchbase Capella’s availability on the Google Cloud Platform (“GCP”) and Microsoft Azure, as well as launched Couchbase Capella App Services on Amazon Web Services and GCP. As a relatively new product offering, it is uncertain whether Couchbase Capella will be widely adopted or how well it will be received by our existing and potential customers. If our investments in new products and services, including Couchbase Capella, are not successful, our business, financial condition and results of operations would be adversely affected.
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
•changes in the average contract term or the timing of revenue recognition, any of which may impact implied growth rates;
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
Subscription revenue accounts for a significant portion of our revenue, comprising 92%, 94% and 94% of total revenue for fiscal 2023, 2022 and 2021, respectively. Sales of new or renewal subscriptions may decline and fluctuate as a result of a number of factors, including customers’ level of satisfaction with our products, the prices of our products, the prices of competitors’ products and reductions in our customers’ spending levels or fluctuations in customer usage of consumption-based offerings. If our sales of new or renewal subscription contracts decline or if consumption-based customers consume Couchbase Capella at a slower rate than expected, our total revenue and revenue growth rate may decline and our business will suffer.
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
•risks relating to the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Assets Control (“OFAC”) and other similar trade protection regulations and measures;
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
•general economic and political conditions in these foreign markets, including inflation concerns and rising interest rates and political and economic instability in some countries, such as the significant military action against Ukraine launched by Russia and any related political or economic response and counter responses or otherwise by various global actors or general effect on the global economy;
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
We track certain metrics, including ARR, dollar-based net retention rate and number of customers, with internal systems and tools that are not independently verified by any third party, and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. In addition, our ARR and dollar-based net retention rate calculations assume our customers will renew unless we receive notification of non-renewal and are no longer in negotiations prior to a measurement date, and will not increase or reduce, their subscriptions for our platform and services. If these assumptions prove to be incorrect, our actual ARR and dollar-based net retention rate may differ significantly from the metrics presented in this Annual Report on Form 10-K. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring these metrics. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our key business metrics are not accurate representations of our business, if investors do not perceive our key business metrics to be accurate or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition and results of operations would be adversely affected.

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
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters are located, and in other locations, is intense, and the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. In addition, the recent move by companies to offer a remote or hybrid work environment may increase competition for employees outside of our traditional office locations. Employee turnover rates and inflationary pressures in the labor market have increased and may continue to be elevated compared to historic levels, which may lead to increased recruiting, training and retention costs.
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
We maintain a $40.0 million revolving line of credit with the former Silicon Valley Bank (the “Credit Facility”). Our ability to pay interest and repay the principal for any indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this “Risk Factors” section. There can be no assurance that we will be able to manage any of these risks successfully.
In the event we draw on the revolving line of credit or otherwise incur indebtedness, our debt obligations could adversely impact us. For example, these obligations could:
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
We may also need to refinance a portion of any outstanding indebtedness as it matures. For instance, our Credit Facility matures in January 2024. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our prior indebtedness. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.
Silicon Valley Bank was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver, and on March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement for all deposits and loans of Silicon Valley Bridge Bank, N.A. (“SVBB”) by First Citizens Bank & Trust Company, Raleigh, North Carolina. While SVBB has assured holders of credit facilities that they intend to honor these facilities, our Credit Facility may not be available in all or in part in the near future.
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado or flood, or a significant power outage or telecommunications failure, could disrupt our operations, mobile networks, the internet or the operations of our third-party service and technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires. In addition, any unforeseen public health crises, such as the COVID-19 pandemic, political crises, such as terrorist attacks, war and other political instability or other catastrophic events, whether in the United States or abroad, including the significant military action against Ukraine launched by Russia and any related political or economic response and counter responses or otherwise by various global actors or general effect on the global economy, can continue to adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our products and services or a delay in the provision of our products and services or could negatively impact consumer and business spending in the impacted regions or globally depending on the severity, any of which would adversely affect our business, financial condition and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate.

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
Our products include software that is licensed to us by third parties under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, because open source projects may have vulnerabilities and architectural instabilities, and also because open source licensors generally provide their software on an “as-is” basis and do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. We have historically elected to make core portions of our source code available on an open source basis to facilitate adoption as well as collaboration and participation from our application developer communities. However, we may not be successful in this strategy, and our move toward source-available licensing, as well as the continued availability of our source code, may enable others to compete more effectively against us. In addition, the public availability of the source code for such software may make it easier for others to compromise our products. We expect to continue to incorporate such open source software in our products and allow core portions of our source code to be available on an open source or source-available basis in the future.
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
Our success depends, in part, upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, other intellectual property laws, confidentiality procedures and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, enforce and defend our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect or enforce our intellectual property rights adequately, our competitors might gain access to our proprietary technology and develop and commercialize similar or substantially identical products, services or technologies, and our business, financial condition, results of operations or prospects could be adversely affected. While we have patent applications pending in the United States, there can be no assurance that our patent applications will result in issued patents. As of January 31, 2023, we owned three issued U.S. patents, five U.S. non-provisional patent applications, one U.S. provisional patent application, one Patent Cooperation Treaty, or PCT, patent applications, and four foreign patent applications. Pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file such national stage patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in such applications.
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
We have taken steps to protect the data on our systems and offerings, but our security measures or those of our customers or third-party service providers could be insufficient and breached as a result of third-party action, employee or user errors, technological limitations, defects or vulnerabilities in our systems or offerings or those of our third-party service providers, malfeasance, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from failure in technological resources, failure to comply with policies or otherwise. We have experienced and may continue to experience security incidents and attacks of varying types and degrees, including instances where our third-party providers have been impacted by a supply-chain attack and instances where there has been exposure and unauthorized use of credentials of our personnel. We could be impacted by these and similar security incidents in the future, and our internal controls and operations regarding cybersecurity may not be effective in eliminating the risk of compromise of our systems, data, and software. In addition, in December 2021, a vulnerability named “Log4Shell” was reported for a Java logging library, Apache Log4j, that is widely used in our industry. While we have not detected any exploit attempts in our offerings or on our systems, and have taken steps to mitigate the vulnerability, we cannot assure you that we or our customers will not be impacted by this or other similar vulnerabilities in the future. Additionally, with our employees and many employees of our third-party service providers working remotely, we may be exposed to increased risks of security breaches or incidents. For example, we have seen an increase in phishing attempts and spam emails over time and it is possible this trend will continue. Also, due to political uncertainty and military actions associated with the significant military action against Ukraine launched by Russia, we and our third-party service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services, as well as retaliatory cybersecurity attacks from Russian and affiliated actors against companies with a U.S. presence.
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
Many governments have enacted laws requiring companies to notify individuals of data security incidents or security breaches involving certain types of personal data. Accordingly, security incidents that we, our competitors, our customers or our third-party service providers experience may lead to negative publicity and harm our reputation. Further, if a security incident or breach occurs with respect to us or a competitor or third-party service provider, our customers and potential customers may lose trust in the security of our products or services or database software generally, which could adversely impact our ability to retain existing customers or attract new customers, which could adversely affect our business, financial condition and results of operations.
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
For example, the “Schrems II” decision issued by the Court of Justice of the European Union (”CJEU”) in July 2020 struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. In the same decision, the CJEU imposed additional obligations on companies when relying on standard contractual clauses, including that these clauses be considered on a case-by-case basis, in conjunction with an assessment as to whether national security laws conflict with the guarantees provided by the data importer under the standard contractual clauses. The European Commission has since issued new standard contractual clauses that account for the CJEU’s “Schrems II” decision. The Swiss Federal Data Protection and Information Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. These developments may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. We may be required to take additional steps to legitimize any personal data transfers impacted by these developments and be subject to increasing costs of compliance and limitations on our customers and us. For example, we anticipate being required to engage in new contract negotiations with third parties that aid in processing data on our behalf and entering into new standard contractual clauses approved in the EU and United Kingdom, respectively, both of which are required to be implemented over time. More generally, we may find it necessary or desirable to modify our data handling practices, and this “Schrems II” decision or other legal challenges relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely affect our business, financial condition and results of operations.
Further, the United Kingdom government left the EU, which commonly is referred to as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. The United Kingdom has adopted a version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the United Kingdom without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the United Kingdom and may intervene at any time with respect to its adequacy decision. The United Kingdom’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, with the United Kingdom potentially being considered an “inadequate third country” under the GDPR and transfers of data from the European Economic Area (“EEA”) to the United Kingdom requiring a “transfer mechanism,” such as the EU’s standard contractual clauses. Furthermore, there will be increasing scope for divergence in application, interpretation and enforcement of data protection law between the United Kingdom and EEA. We continue to monitor and review the impact of any resulting changes to EU or United Kingdom law that could affect our operations. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU member states and the United Kingdom. in connection with any measures we take to comply with them. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.
In addition, domestic data privacy laws continue to evolve and could require us to modify our data processing practices and policies and expose us to further regulatory or operational burdens. For example, the California Consumer Privacy Act (“CCPA”) took effect in January 2020. The CCPA imposes obligations on companies that process California residents’ personal information, including an obligation to provide certain new disclosures to such residents and creates new consumer rights, including relating to the access to, deletion of and sharing of personal information collected by covered businesses, including a consumer’s right to opt out of certain sales of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”) was approved by California voters in the November 3, 2020 election. Effective as of January 1, 2023, the CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency vested with authority to implement and enforce the CCPA and the CPRA.
Further, on March 2, 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (“VCDPA”), which has gone into effect as of January 1, 2023 and is enforced by the Virginia Attorney General. The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act (“CPA”). The CPA closely resembles the VCDPA, and will be enforced by Colorado’s Attorney General and district attorneys. On March 24, 2022, Utah enacted the Utah Consumer Privacy Act, and on May 10, 2022, Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring. While these new privacy laws share similarities with each other, as well as with the CPRA, VCDPA and CCPA, all these laws differ in many ways and we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. For example, the Inflation Reduction Act (the “IRA”) was signed into law on August 16, 2022 and was effective beginning in fiscal 2023. The IRA imposes a 15% minimum tax for large corporations on global adjusted financial statement income for tax years beginning after December 31, 2022, and a 1% excise tax on certain share repurchases occurring after December 31, 2022. We do not currently expect that the IRA will have a material impact on our income tax liability, but will continue to monitor this change in future periods. We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
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
As of January 31, 2023, we had federal and state net operating losses (“NOLs”) of $324.4 million and $178.5 million, respectively, which may be available to offset taxable income in the future. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under the Tax Cuts and Jobs Act, U.S. federal NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is limited to 80% of current year taxable income.

Of our U.S. federal NOLs, no amount may be carried forward indefinitely with no limitations when utilized, and $155.6 million may be carried forward indefinitely with utilization limited to 80% of taxable income. The remaining $168.8 million will begin to expire in 2028. Our state NOLs carryforwards begin to expire in 2026.
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. A Section 382 ownership change could limit the amount of NOLs that we can utilize annually to offset future taxable income. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years.
There is also a risk that due to U.S. federal or state regulatory changes, such as suspensions on the use of NOLs, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
We are, and expect to continue to be, subject to review and audit by the U.S. Internal Revenue Service and other tax authorities in various domestic and foreign jurisdictions. As a result, we may receive assessments in multiple jurisdictions on various tax-related assertions. Taxing authorities may challenge our tax positions and methodologies on various matters, including our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. We assess the likelihood of adverse outcomes resulting from any ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable judgments and estimates. The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. There can be no assurance that our tax positions and methodologies or calculation of our tax liabilities are accurate or that the outcomes from tax examinations will not have an adverse effect on our financial condition and results of operations. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could adversely affect our financial condition and results of operations.
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
Generally accepted accounting principles in the United States (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. Changes in accounting principles applicable to us, or varying interpretations of current accounting principles, in particular with respect to revenue recognition, could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of the change. Further, any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include standalone selling prices for each distinct performance obligation, capitalized internal-use software costs, expected period of benefit for deferred commissions, valuation of our common stock prior to our IPO, valuation of stock-based awards, determination of allowance for doubtful accounts, incremental borrowing rate used to measure operating lease liabilities, and accounting for income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We are obligated to maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. We are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with this Annual Report on Form 10-K.
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
Section 22 of the Securities Act of 1933, as amended, (the “Securities Act”), creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaints asserting a cause of action arising under the Securities Act. We note, however, that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, and that there is uncertainty as to whether a court would enforce this exclusive forum provision. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
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
Holders of Record
As of January 31, 2023, there were approximately 142 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings and do not expect to pay any dividends on our common stock in the foreseeable future.
Sales of Unregistered Securities
We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended January 31, 2023 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock or other securities during the three months ended January 31, 2023.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The following graph compares (i) the cumulative total stockholder return on our common stock from July 22, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) through January 31, 2023 with (ii) the cumulative total returns of the S&P 500 Index and the S&P 500 Software and Services Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends).
Use of Proceeds
On July 26, 2021, we completed our IPO in which we sold 9,589,999 shares of common stock at a price to the public of $24.00 per share, which includes 1,250,869 shares issued upon the exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of $214.9 million, net of underwriting discounts and commissions of $16.1 million. We incurred offering costs of approximately $4.9 million subject to certain cost reimbursements. As of January 31, 2022, all $4.9 million of offering expenses incurred in connection with our IPO were paid.
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2023, 2022 and 2021 are referred to herein as fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 is presented below. A discussion of our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 can be found in part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on March 31, 2022, and is incorporated by reference herein.
Overview
Couchbase provides a leading cloud database platform for modern applications. Our mission is to simplify how developers and architects develop, deploy and consume modern applications that span cloud, edge and everything in between. Enterprises rely on Couchbase to cost-effectively power the core applications their businesses depend on with the highest performance, reliability, scalability and versatility requirements for which there is no tolerance for disruption or downtime. Any compromise of these requirements could cause these applications to fail—stopping or delaying package delivery for shipping companies, interrupting reservations for travel companies or causing product shortages in stores for retailers.
Our database is versatile and works in multiple configurations, from fully-managed cloud to multi- or hybrid-cloud, to on-premises environments, and beyond the edge. We have architected our database to fuse the trusted strengths of relational databases with the flexibility, performance and scale of many NoSQL systems, across the cloud. Our database platform serves the needs of both enterprise architects and application developers. Combined with our performance at scale, we believe this power enables customers to run their most important applications with the effectiveness they require, with the efficiency they desire and in the modern infrastructure environments they demand.
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
We designed Couchbase to give enterprises a database for the modern cloud world. Our platform combines the best capabilities of a relational database, like SQL transactions and ACID guarantees, with the flexibility and scalability of a NoSQL database. This allows enterprises to confidently accelerate strategic initiatives such as more quickly moving business-critical applications into the cloud, improving application flexibility and increasing developer agility. For our customers, we facilitate a seamless transition from legacy relational databases to our modern cloud database platform resulting in better application scalability, user experience and security at the pace that works for them. We deliver this cloud database platform both as a customer-managed product and as a fully-managed database-as-a-service that is managed by Couchbase. Our database-as-a-service, called Couchbase Capella, supports a broad set of use cases, reducing a customer’s need to buy, deploy and manage additional databases or supporting technologies.
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
We have achieved significant growth over our operating history. For fiscal 2023, 2022, and 2021, our revenue was $154.8 million, $123.5 million and $103.3 million, respectively, representing period-over-period growth rates of 25% and 20%, respectively. As of January 31, 2023 and 2022, our annual recurring revenue (“ARR”) was $163.7 million and $132.9 million, respectively, representing period-over-period growth of 23%. For fiscal 2023, 2022, and 2021, our net loss was $68.5 million, $58.2 million and $40.0 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.
Our Business Model
We generate the substantial majority of our revenue from sales of subscriptions, which accounted for 92%, 94% and 94% of our total revenue in fiscal 2023, 2022, and 2021, respectively. We derive a substantial majority of our subscription revenue from the Enterprise Edition of Couchbase Server and Couchbase Mobile. Couchbase Server is generally licensed per node, which we define as an instance of Couchbase running on a server. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 7am-5pm local time support, 5 days a week. These response times are for incidents of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3 incidents, which are less severe, are longer.
We also derive subscription revenue from our database-as-a-service offering. Our database-as-a-service offering, called Couchbase Capella, is sold on a consumption basis, which removes the need to license different node types separately. Couchbase Capella pricing delivers superior customer flexibility relative to other Cloud Service Providers (“CSPs”) as on-demand pricing allows customers to pay only for what they use based on hourly pricing and the credits purchased through our annual credit model expire only at the end of a 12-month period, rather than ratably throughout the year. We also provide automatic conversion to on-demand consumption when annual credits expire or are exhausted. Couchbase Capella credits can be purchased upfront to provide cost savings with volume discounts available based on credit quantity. We offer three pricing levels for Couchbase Capella, based on the support response time. Revenue from Couchbase Capella was not material for fiscal 2023, 2022 and 2021.
The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances and is typically billed annually in advance. The timing and billing of large, multi-year contracts can create variability in revenue and deferred revenue between periods.
We also generate revenue from services, which represented 8%, 6% and 6% of our total revenue in fiscal 2023, 2022, and 2021, respectively. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.
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
We complement our “sell-to” go-to-market motion with a “buy-from” go-to-market motion, which is focused on targeting the application developer community to drive adoption of our platform. To accomplish this, we have and plan to continue to invest in Couchbase Capella, our fully-managed database-as-a-service offering. We also offer free Community Editions of some of our products, free trials of our Enterprise Edition of Couchbase Server and Couchbase Capella products and a web browser-based demonstration version of Couchbase Server to further accelerate application developer adoption. We believe these offerings lead to future purchases of our paid products. While our Community Edition includes the core functionality of Couchbase Server, it is not suited for mission-critical deployments, as it offers only limited functionality around the scaled performance and security that enterprises require and no direct customer support from Couchbase.

We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. A significant portion of our revenue in fiscal 2023, 2022 and 2021 was attributable to our partner ecosystem.
We employ a land-and-expand model centered around our platform offerings, which have a rapid time to production and time to value for our customers, and our sales and customer success organizations, which proactively guide customers to realize strategic and transformative use cases and drive greater adoption of our platform and services. Our marketing organization is focused on building our brand reputation and awareness. Our marketing initiatives drive awareness and demand for Couchbase products, starting at the top of the sales funnel with trial experiences. As part of these efforts, we offer application developers robust educational resources to help them learn more about our platform, including access to on-demand instructional webinars.
Impact of Macroeconomic Conditions
Current macroeconomic conditions, including recessionary fears, inflation concerns, and rising interest rates as a result of government actions to combat inflation, as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. We have seen customers electing shorter term contracts, and effects from foreign exchange fluctuations have impacted and may continue to impact our results of operations.
The effects of these macroeconomic conditions on our business and operations remains highly uncertain, and it is not possible for us to predict the duration and extent to which they will affect our business, future results of operations, and financial condition. See the section titled “Risk Factors” for further discussion of these challenges and risks.
Factors Affecting Our Performance
Continuing to Acquire New Customers
We grow our subscription revenue by acquiring new customers. The size of our customer base may vary from period to period for several reasons, including the length of our sales cycle, the effectiveness of our sales and marketing efforts, enterprise application development cycles and the corresponding adoption rates of modern applications that require database solutions like ours. Additionally, our revenue has and will vary as new customers purchase our products due to the fact that we recognize a portion of such subscription revenue upfront. As digital transformation continues to accelerate, we believe that Couchbase Capella, our fully-managed database-as-a-service offering, will become increasingly popular as a result of its compelling pricing model, ease of operation, lower TCO, time to market and flexibility. We will continue to offer Couchbase Capella and provide flexible, highly available and differentiated economical options to capture new customers.
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
Our dollar-based net retention rate for any period equals the simple arithmetic average of our quarterly dollar-based net retention rate for the four quarters ending with the most recent fiscal quarter. To calculate our dollar-based net retention rate for a given quarter, we start with the ARR (“Base ARR"”) attributable to our customers (“Base Customers”) as of the end of the same quarter of the prior fiscal year. We then determine the ARR attributable to the Base Customers as of the end of the most recent quarter and divide that amount by the Base ARR.
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
Key Business Metrics
Annual Recurring Revenue
We define ARR as of a given date as the annualized recurring revenue that we would contractually receive from our customers in the month ending 12 months following such date. Based on historical experience with customers, we assume all contracts will be automatically renewed at the same levels unless we receive notification of non-renewal and are no longer in negotiations prior to the measurement date. ARR also includes revenue from consumption-based cloud credits of Couchbase Capella products. ARR for Couchbase Capella products in a customer’s initial year is calculated as described above; after a customer’s initial year it is calculated by annualizing the prior 90 days of actual consumption, assuming no increases or reductions in usage. ARR excludes revenue derived from the use of cloud products only based on on-demand arrangements and services revenue. ARR should be viewed independently of revenue, and does not represent our revenue under GAAP on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal dates. ARR is not intended to be a replacement for forecasts of revenue. Although we seek to increase ARR as part of our strategy of targeting large enterprise customers, this metric may fluctuate from period to period based on our ability to acquire new customers and expand within our existing customers. We believe that our ARR is an important indicator of the growth and performance of our business. We updated our definition of ARR beginning in the first quarter of fiscal 2023 to include revenue from consumption-based cloud credits of Couchbase Capella products by annualizing the prior 90 days of actual consumption, assuming no increases or reductions in usage, and updated in the third quarter of fiscal 2023 to clarify that the 90-day actual consumption methodology is only used after a customer’s initial year. The reason for these changes is to better reflect the ARR for Couchbase Capella products following the launch of Couchbase Capella in fiscal 2022. ARR for prior periods have not been adjusted to reflect these changes as they are not material to any period previously presented.

	As of January 31,
	2023	2022

	(in millions)
ARR	$163.7	$132.9
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

	As of January 31,
	2023	2022
Customers	675	590

Non-GAAP Financial Measures
In addition to our financial information presented in accordance with GAAP, we believe certain non-GAAP financial measures are useful to investors in evaluating our operating performance. We use certain non-GAAP financial measures, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, may be helpful to investors because they provide consistency and comparability with past financial performance and meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. Non-GAAP financial measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP financial measures used by other companies. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
We define the non-GAAP financial measures below as their respective GAAP measures, excluding expenses related to stock-based compensation expense, employer taxes on employee stock transactions, restructuring expense and litigation-related expenses. We use these non-GAAP financial measures in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as gross profit and gross margin, respectively, excluding stock-based compensation expense and employer taxes on employee transactions. We use non-GAAP gross profit and non-GAAP gross margin in conjunction with GAAP financial measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Year Ended January 31,
	2023	2022	2021

	(dollars in thousands)
Total revenue	$154,824	$123,542	$103,285
Gross profit	$134,565	$108,761	$91,668
Add: Stock-based compensation expense	968	392	123
Add: Employer taxes on employee stock transactions	41	—	—
Non-GAAP gross profit	$135,574	$109,153	$91,791
Gross margin	86.9%	88.0%	88.8%
Non-GAAP gross margin	87.6%	88.4%	88.9%

Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation expense, employer taxes on employee transactions, litigation-related expenses and restructuring expenses. We use non-GAAP operating loss and non-GAAP operating margin in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Year Ended January 31,
	2023	2022	2021

	(dollars in thousands)
Total revenue	$154,824	$123,542	$103,285
Loss from operations	$(69,315)	$(56,258)	$(33,080)
Add: Stock-based compensation expense	25,721	10,750	4,671
Add: Employer taxes on employee stock transactions	606	—	—
Add: Litigation-related expenses	—	—	213
Add: Restructuring(1)	1,663	—	—
Non-GAAP operating loss	$(41,325)	$(45,508)	$(28,196)
Operating margin	(45)%	(46)%	(32)%
Non-GAAP operating margin	(27)%	(37)%	(27)%
______________
(1) For the year ended January 31, 2023, $65,000 of stock-based compensation expense related to restructuring charges was included in the restructuring expense line.
Non-GAAP Net Loss and Non-GAAP Net Loss Per Share
We define non-GAAP net loss attributable to common stockholders as net loss attributable to common stockholders excluding stock-based compensation expense, employer taxes on employee transactions and litigation-related expenses. We use non-GAAP net loss attributable to common stockholders and non-GAAP net loss per share attributable to common stockholders in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Year Ended January 31,
	2023	2022	2021

	(dollars and shares in thousands)
Net loss attributable to common stockholders	$(68,494)	$(61,146)	$(44,059)
Add: Stock-based compensation expense	25,721	10,750	4,671
Add: Employer taxes on employee stock transactions	606	—	—
Add: Litigation-related expenses	—	—	213
Add: Restructuring(1)	1,663	—	—
Non-GAAP net loss attributable to common stockholders	$(40,504)	$(50,396)	$(39,175)
GAAP net loss per share attributable to common stockholders	$(1.53)	$(2.37)	$(7.71)
Non-GAAP net loss per share attributable to common stockholders	$(0.90)	$(1.96)	$(6.85)
Weighted average shares outstanding, basic and diluted	44,787	25,777	5,717
______________

(1) For the year ended January 31, 2023, $65,000 of stock-based compensation expense related to restructuring charges was included in the restructuring expense line.
Free Cash Flow
We define free cash flow as cash used in operating activities less additions to property and equipment, which includes capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. For fiscal 2023, 2022 and 2021 our free cash flow included cash paid for our unused Credit Facility (as defined below) of $0.1 million and cash paid for interest on our debt of $0.6 million and $6.0 million, respectively.

	Year Ended January 31,
	2023	2022	2021

	(in thousands)
Net cash used in operating activities	$(41,185)	$(41,574)	$(39,178)
Less: Additions to property and equipment	(5,646)	(819)	(2,819)
Free cash flow	$(46,831)	$(42,393)	$(41,997)
Net cash used in investing activities	(23,366)	(92,030)	(22,412)
Net cash provided by financing activities	9,706	192,410	80,501
Components of Results of Operations
Revenue
We derive revenue from sales of subscriptions and services. Our subscription revenue is primarily derived from: (1) term-based software licenses sold in conjunction with post-contract support (“PCS” or “Support”) and (2) a consumption-based database-as-a-service offering. PCS bundled with software licenses includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. The software license is presented as “License.” PCS and database-as-a-service revenue are presented as “Support and other” in our consolidated statements of operations. License revenue is recognized upon transfer when our customer has received access to our software. The PCS is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to the customer and represents a substantial majority of our revenue. The database-as-a-service revenue is recognized on a consumption basis. The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances.
Our services revenue is derived from our professional services for the implementation or configuration of our platform and training. Services revenue is recognized over time based on input measures for professional services and upon delivery for training.
We expect our revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the proportion of term license contracts that commence within the period, the rate of customer renewals and expansions, the length of sales cycles and timing, delivery of professional services and training and fluctuations in customer consumption of our database-as-a-service offering.
Cost of Revenue
Cost of subscription revenue primarily consists of personnel-related costs associated with our customer support organization, including salaries, bonuses, benefits and stock-based compensation, expenses associated with software and subscription services dedicated for use by our customer support organization, third-party cloud infrastructure expenses, amortization of costs associated with capitalized internal-use software related to our database-as-a-service offering and allocated overhead. There is no cost of revenue associated with our license revenue. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases and as we continue to amortize capitalized internal-use software costs related to our database-as-a-service offering.
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
Gross Profit and Gross Margin
Our gross profit and gross margin have been and will continue to be affected by various factors, including the average sales price of our subscriptions and services, the mix of subscriptions and services we sell and the associated revenue and the mix of geographies into which we sell and transaction volume growth. We expect our gross profit and gross margin to fluctuate in the near term depending on the interplay of these factors, and to the extent the revenue from our database-as-a-service offering increases as a percentage of total revenue, we expect our gross margin will decline over time.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative and restructuring expenses. Personnel-related costs are the most significant component of operating expenses and consist of salaries, bonuses, benefits, sales commissions and stock-based compensation expenses.
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

Restructuring
Restructuring expenses primarily consist of efforts we have undertaken to improve operational efficiency. Restructuring activities include employee severance and related costs and stock-based compensation expense from modifications of vested awards granted to certain employees impacted by our restructuring plan. For further information on restructuring expense, refer to Note 12 in the consolidated financial statements contained within this Annual Report on Form 10-K.
Interest Expense
Interest expense consists primarily of interest on borrowings, prepayment penalties, end-of-term charges for our term loan and unused credit facility fees related to our Credit Facility.
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

Results of Operations
The following table sets forth our consolidated statements of operations for the periods indicated (in thousands):

	Year Ended January 31,
	2023	2022	2021
Revenue:
License	$19,885	$19,008	$14,032
Support and other	123,010	97,279	82,904
Total subscription revenue	142,895	116,287	96,936
Services	11,929	7,255	6,349
Total revenue	154,824	123,542	103,285
Cost of revenue:
Subscription(1)	10,762	8,529	6,074
Services(1)	9,497	6,252	5,543
Total cost of revenue	20,259	14,781	11,617
Gross profit	134,565	108,761	91,668
Operating expenses:
Research and development(1)	57,760	51,639	39,000
Sales and marketing(1)	111,067	89,372	70,248
General and administrative(1)	33,390	24,008	15,500
Restructuring(1)	1,663	—	—
Total operating expenses	203,880	165,019	124,748
Loss from operations	(69,315)	(56,258)	(33,080)
Interest expense	(101)	(656)	(6,970)
Other income (expense), net	1,960	(300)	1,111
Loss before income taxes	(67,456)	(57,214)	(38,939)
Provision for income taxes	1,038	1,015	1,044
Net loss	$(68,494)	$(58,229)	$(39,983)
______________
(1)  Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2023	2022	2021

	(in thousands)
Cost of revenue—subscription	$535	$196	$69
Cost of revenue—services	433	196	54
Research and development	7,937	3,343	1,316
Sales and marketing	9,426	3,968	1,536
General and administrative	7,390	3,047	1,696
Restructuring	65	—	—
Total stock-based compensation expense	$25,786	$10,750	$4,671

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended January 31,
	2023	2022	2021

Revenue:
License	13%	15%	14%
Support and other	79	79	80
Total subscription revenue	92	94	94
Services	8	6	6
Total revenue	100	100	100
Cost of revenue:
Subscription	7	7	6
Services	6	5	5
Total cost of revenue	13	12	11
Gross profit	87	88	89
Operating expenses:
Research and development	37	42	38
Sales and marketing	72	72	68
General and administrative	22	19	15
Restructuring	1	—	—
Total operating expenses	132	134	121
Loss from operations	(45)	(46)	(32)
Interest expense	*	(1)	(7)
Other income (expense), net	1	*	1
Loss before income taxes	(44)	(46)	(38)
Provision for income taxes	1	1	1
Net loss	(44)%	(47)%	(39)%
______________
*Represents less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Fiscal 2023 and Fiscal 2022
Revenue

	Year Ended January 31,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Revenue
License	$19,885	$19,008	$877	5%
Support and other	123,010	97,279	25,731	26%
Total subscription revenue	142,895	116,287	26,608	23%
Services	11,929	7,255	4,674	64%
Total revenue	$154,824	$123,542	$31,282	25%
Subscription revenue increased by $26.6 million, or 23%, during the year ended January 31, 2023 compared to the year ended January 31, 2022. The increase in subscription revenue was due to an increase in revenue from existing customers and new customers, as we increased our customer base from 590 customers as of January 31, 2022 to 675 customers as of January 31, 2023. Approximately 85% of the increase in revenue was attributable to growth from existing customers, and the remaining increase was attributable to new customers.

Services revenue increased by $4.7 million, or 64%, during the year ended January 31, 2023 compared to the year ended January 31, 2022. The increase in services revenue was primarily due to an increase in the number of professional services hours performed.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Cost of revenue:
Subscription	$10,762	$8,529	$2,233	26%
Services	9,497	6,252	3,245	52%
Total cost of revenue	$20,259	$14,781	$5,478	37%
Gross profit	$134,565	$108,761
Gross margin	86.9%	88.0%
Headcount (at period end)	72	59
Cost of subscription revenue increased by $2.2 million, or 26%, during the year ended January 31, 2023 compared to the year ended January 31, 2022. The increase in cost of subscription revenue was primarily due to an increase of $1.8 million related to the computing infrastructure costs associated with our database-as-a-service offering.
Cost of services revenue increased by $3.2 million, or 52%, during the year ended January 31, 2023 compared to the year ended January 31, 2022. The increase in cost of services revenue was primarily due to an increase of $2.1 million in contracted third-party professional services and an increase of $0.8 million in personnel-related costs associated with increased headcount and increased stock-based compensation related to our RSUs.
Gross margin decreased during the year ended January 31, 2023 compared to the year ended January 31, 2022, primarily due to changes in the mix of subscription and service revenue, including higher costs associated with the growth of our database-as-a-service offering and costs related to delivery, particularly costs of contracted third-party partners for professional services.
Research and Development

	Year Ended January 31,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Research and development	$57,760	$51,639	$6,121	12%
Percentage of revenue	37%	42%
Headcount (at period end)	280	247
Research and development increased by $6.1 million, or 12%, during the year ended January 31, 2023 compared to the year ended January 31, 2022. The increase in research and development expenses was primarily due to an increase of $2.1 million associated with computing infrastructure costs. There was an additional increase of $4.6 million in stock-based compensation related to our RSUs, offset by a decrease of $2.6 million in personnel-related costs despite increased headcount as capitalized internal-use software costs also increased. There was also an increase of $0.7 million in allocated IT costs associated with increased headcount and an increase of $0.5 million in allocated facilities costs.

Sales and Marketing

	Year Ended January 31,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Sales and marketing	$111,067	$89,372	$21,695	24%
Percentage of revenue	72%	72%
Headcount (at period end)	323	280
Sales and marketing increased by $21.7 million, or 24%, during the year ended January 31, 2023 compared to the year ended January 31, 2022. The increase in sales and marketing expenses was primarily due to an increase of an increase of $13.4 million in personnel-related costs associated with increased headcount and increased stock-based compensation related to our RSUs, an increase of $3.2 million in travel-related costs and an increase of $1.0 million in professional services fees. There was an additional increase of $0.9 million in sales and marketing program expenses primarily associated with costs of general marketing and promotional activities as we continue to expand our sales and marketing efforts to attract new customers and deepen our engagement with existing customers.
General and Administrative

	Year Ended January 31,		$ Change	% Change
	2023	2022

	(dollars in thousands)
General and administrative	$33,390	$24,008	$9,382	39%
Percentage of revenue	22%	19%
Headcount (at period end)	65	60
General and administrative increased by $9.4 million, or 39%, during the year ended January 31, 2023 compared to the year ended January 31, 2022. The increase in general and administrative expenses was primarily due to an increase of $7.6 million in personnel-related costs associated with increased headcount and increased stock-based compensation related to our RSUs.
Interest Expense

	Year Ended January 31,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Interest expense	$(101)	$(656)	$555	(85)%
Interest expense decreased by $0.6 million, or 85%, during the year ended January 31, 2023 compared to the year ended January 31, 2022. The decrease in interest expense was primarily due to the repayment of the full outstanding balance of our Credit Facility in the third quarter of fiscal 2022.
Other Income (Expense), Net

	Year Ended January 31,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Other income (expense), net	$1,960	$(300)	$2,260	(753)%

Other income (expense), net increased by $2.3 million, or 753%, during the year ended January 31, 2023 compared to the year ended January 31, 2022. The increase in other income (expense), net was primarily driven by an increase of $2.4 million in interest income driven by higher short-term investment balances and higher yield in the current period. This was partially offset by an increase of $0.1 million in foreign currency losses due to remeasurement of monetary assets denominated in non-functional currencies.
Provision for Income Taxes

	Year Ended January 31,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Loss before income taxes	$(67,456)	$(57,214)	$(10,242)	18%
Provision for income taxes	1,038	1,015	23	2%
Effective tax rate	(1.5)%	(1.8)%
The change in provision for income taxes during the year ended January 31, 2023 compared to the year ended January 31, 2022 was not material.
Liquidity and Capital Resources
We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our IPO with net proceeds totaling $214.9 million. We also have a Credit Facility to obtain up to $40.0 million in debt financing. In the third quarter of fiscal 2023, we repaid in full the $25.0 million aggregate then outstanding principal balance under our Credit Facility. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2023, 2022 and 2021. As of January 31, 2023, we had an accumulated deficit of $410.5 million.
As of January 31, 2023, we had $168.3 million in cash, cash equivalents and short-term investments. We maintain our cash and cash equivalents, restricted cash and short-term investments with high-quality financial institutions. For more information, see "Concentration of Credit Risk" in Note 2 of our notes to the consolidated financial statements. We believe our existing cash, cash equivalents and short-term investments, availability under the Credit Facility, which is described in Note 7 of our notes to the consolidated financial statements, and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and cash expenditures for at least the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future cash requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.
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
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2023, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $165.9 million. We expect to recognize revenue of $117.2 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.

Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2023	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(41,185)	$(41,574)	$(39,178)
Investing activities	$(23,366)	$(92,030)	$(22,412)
Financing activities	$9,706	$192,410	$80,501
Operating Activities
Cash used in operating activities for fiscal 2023 of $41.2 million primarily consisted of our net loss of $68.5 million, adjusted for non-cash charges of $49.0 million and net cash outflows of $21.7 million from changes in our operating assets and liabilities. Changes in operating assets and liabilities primarily reflected a $17.6 million increase in deferred commissions related to increased sales during the period, a $3.5 million increase in accounts receivable related to timing of billings and collections, a $3.5 million decrease in accrued compensation and benefits primarily due to fewer employee contributions related to the 2021 Employee Stock Purchase Plan, or the ESPP, and a $2.8 million decrease in lease liabilities due to monthly rental payments for operating leases. This was partially offset by a $3.3 million increase in deferred revenue due to timing of billings and a $3.1 million increase in accrued expenses and other liabilities due to timing of payments, including restructuring costs.
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
Investing Activities
Cash used in investing activities for fiscal 2023 of $23.4 million consisted of purchases of short-term investments net of maturities of $17.7 million and additions to property and equipment of $5.6 million.
Cash used in investing activities for fiscal 2022 of $92.0 million consisted of purchases of short-term investments net of maturities and sales of $91.2 million and additions of property and equipment of $0.8 million.
Financing Activities
Cash provided by financing activities for fiscal 2023 of $9.7 million consisted of proceeds from stock option exercises of $5.2 million and proceeds from the issuance of common stock under our employee stock purchase plan of $4.5 million.
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
For further information on our commitments and contingencies, refer to Note 8 and Note 9 in the consolidated financial statements contained within this Annual Report on Form 10-K.
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
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers.
Our revenue is derived from the sale of subscriptions and services.
Subscription revenue primarily consists of revenue from: (1) term-based software licenses sold in conjunction with post-contract support (“PCS” or “Support”) and (2) a consumption-based database-as-a-service offering. PCS bundled with software licenses includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. The software license is presented as “License.” PCS and database-as-a-service revenue are presented as “Support and other” in our consolidated statements of operations. The software license in the subscription is a distinct performance obligation from PCS. License revenue is recognized upon transfer when our customer has received access to our software. The PCS is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to our customer and represents a substantial majority of our revenue. Performance obligations related to our database-as-a-service offering are recognized on a usage-basis as the consumption of this service represents a direct measurement of the value to the customer of the services transferred to date relative to the remaining services promised under the contract. The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances. We typically bill subscription revenue annually in advance. Customer on-demand arrangements generally have a monthly stated contract term and are billed monthly.

Our services revenue is derived from professional services for the implementation or configuration of our platform and training. Services revenue is recognized over time based on input measures for professional services and upon delivery for training. Professional services are provided primarily on a fixed fee basis and are generally invoiced upfront, and training is generally priced on number of seats purchased. These services are distinct from software licenses, database-as-a-service offerings and PCS. Revenue for fixed fee arrangements is recognized on a proportional performance basis as the services are performed.
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
Stock-Based Compensation
We recognize stock-based compensation expense for all stock awards based on the grant-date fair value of the awards. The fair value of restricted stock units is estimated using the current market price of our common stock on the date of grant. The fair value of stock options granted under the 2021 Equity Incentive Plan, and purchase rights issued to employees under the ESPP, is based on the Black-Scholes option-pricing model. Stock-based compensation expense for service-based vesting restricted stock units and stock options are recognized on a straight-line basis over the requisite service period. We account for forfeitures as they occur. Stock-based compensation expense related to the 2021 Employee Stock Purchase Plan is recognized on a straight-line basis over the offering period.
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
Interest Rate Risk
Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, U.S. government treasury securities, commercial paper, corporate debt securities, agency obligations and asset-backed securities. As of January 31, 2023, we had cash and cash equivalents of $40.4 million and short-term investments of $127.9 million and no amounts outstanding under the Credit Facility. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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
As of January 31, 2023, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our results of operations and cash flows.

Item 8. Financial Statements and Supplementary Data
COUCHBASE, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Couchbase, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Couchbase, Inc. and its subsidiaries (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases effective February 1, 2022.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
March 29, 2023

We have served as the Company’s auditor since 2017.

COUCHBASE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of January 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$40,446	$95,688
Short-term investments	127,856	110,266
Accounts receivable, net	39,847	36,696
Deferred commissions	13,096	11,783
Prepaid expenses and other current assets	8,234	8,559
Total current assets	229,479	262,992
Property and equipment, net	7,430	4,288
Operating lease right-of-use assets	6,940	—
Deferred commissions, noncurrent	7,524	8,243
Other assets	1,666	1,219
Total assets	$253,039	$276,742
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,407	$1,923
Accrued compensation and benefits	12,641	16,143
Other accrued expenses	6,076	3,231
Operating lease liabilities	3,117	—
Deferred revenue	71,716	69,010
Total current liabilities	94,957	90,307
Operating lease liabilities, noncurrent	4,543	—
Deferred revenue, noncurrent	3,275	2,713
Other liabilities	—	507
Total liabilities	102,775	93,527
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 200,000,000 shares authorized as of January 31, 2023 and 2022; zero shares issued and outstanding as of January 31, 2023 and 2022	—	—
Common stock, $0.00001 par value; 1,000,000,000 shares authorized as of January 31, 2023 and 2022; 45,432,029 and 43,847,484 shares issued and outstanding as of January 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	561,547	525,392
Accumulated other comprehensive income (loss)	(807)	(195)
Accumulated deficit	(410,476)	(341,982)
Total stockholders’ equity	150,264	183,215
Total liabilities and stockholders’ equity	$253,039	$276,742
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2023	2022	2021

Revenue:
License	$19,885	$19,008	$14,032
Support and other	123,010	97,279	82,904
Total subscription revenue	142,895	116,287	96,936
Services	11,929	7,255	6,349
Total revenue	154,824	123,542	103,285
Cost of revenue:
Subscription	10,762	8,529	6,074
Services	9,497	6,252	5,543
Total cost of revenue	20,259	14,781	11,617
Gross profit	134,565	108,761	91,668
Operating expenses:
Research and development	57,760	51,639	39,000
Sales and marketing	111,067	89,372	70,248
General and administrative	33,390	24,008	15,500
Restructuring	1,663	—	—
Total operating expenses	203,880	165,019	124,748
Loss from operations	(69,315)	(56,258)	(33,080)
Interest expense	(101)	(656)	(6,970)
Other income (expense), net	1,960	(300)	1,111
Loss before income taxes	(67,456)	(57,214)	(38,939)
Provision for income taxes	1,038	1,015	1,044
Net loss	$(68,494)	$(58,229)	$(39,983)
Cumulative dividends on Series G redeemable convertible preferred stock	—	(2,917)	(4,076)
Net loss attributable to common stockholders	$(68,494)	$(61,146)	$(44,059)
Net loss per share attributable to common stockholders, basic and diluted	$(1.53)	$(2.37)	$(7.71)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,787	25,777	5,717
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2023	2022	2021

Net loss	$(68,494)	$(58,229)	$(39,983)
Other comprehensive income:
Net unrealized gains (losses) on investments, net of tax	(612)	(196)	1
Total comprehensive loss	$(69,106)	$(58,425)	$(39,982)
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2020	18,901,887	$155,506	5,646,238	$—	$30,554	$—	$(243,770)	$(213,216)
Issuance of common stock upon exercise of stock options	—	—	553,067	—	2,185	—	—	2,185
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	7,168,326	104,316	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,671	—	—	4,671
Net unrealized gains on investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(39,983)	(39,983)
Balances as of January 31, 2021	26,070,213	$259,822	6,199,305	$—	$37,410	$1	$(283,753)	$(246,342)
Issuance of common stock upon exercise of stock options	—	—	1,347,595	—	7,495	—	—	7,495
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(26,070,213)	(259,822)	26,710,600	—	259,822	—	—	259,822
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	9,589,999	—	209,924	—	—	209,924
Settlement of fractional shares paid in cash	—	—	(15)	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	—	10,750	—	—	10,750
Net unrealized losses on investments	—	—	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	—	—	(58,229)	(58,229)
Balances as of January 31, 2022	—	$—	43,847,484	$—	$525,392	$(195)	$(341,982)	$183,215
Issuance of common stock upon exercise of stock options	—	—	817,753	—	5,222	—	—	5,222
Issuance of common stock in connection with employee stock purchase plan	—	—	314,315	—	4,484	—	—	4,484
Vesting of restricted stock units	—	—	452,477	—	—	—	—	—
Stock-based compensation	—	—	—	—	26,449	—	—	26,449
Net unrealized losses on investments	—	—	—	—	—	(612)	—	(612)
Net loss	—	—	—	—	—	—	(68,494)	(68,494)
Balances as of January 31, 2023	—	$—	45,432,029	$—	$561,547	$(807)	$(410,476)	$150,264
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2023	2022	2021

Cash flows from operating activities
Net loss	$(68,494)	$(58,229)	$(39,983)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,171	2,824	2,006
Amortization of debt issuance costs	—	52	717
Debt prepayment costs	—	—	1,000
Stock-based compensation, net of amounts capitalized	25,786	10,750	4,671
Amortization of deferred commissions	16,996	13,763	10,402
Non-cash lease expense	2,909	—	—
Foreign currency transaction (gains) losses	524	382	(931)
Other	(416)	267	132
Changes in operating assets and liabilities
Accounts receivable	(3,537)	(730)	(5,524)
Deferred commissions	(17,590)	(20,495)	(13,450)
Prepaid expenses and other assets	(159)	(6,217)	56
Accounts payable	(495)	(491)	925
Accrued compensation and benefits	(3,497)	7,030	298
Accrued expenses and other liabilities	3,103	(493)	(279)
Operating lease liabilities	(2,754)	—	—
Deferred revenue	3,268	10,013	782
Net cash used in operating activities	(41,185)	(41,574)	(39,178)
Cash flows from investing activities
Purchases of short-term investments	(144,613)	(112,479)	(20,493)
Maturities and sales of short-term investments	126,893	21,268	900
Additions to property and equipment	(5,646)	(819)	(2,819)
Net cash used in investing activities	(23,366)	(92,030)	(22,412)
Cash flows from financing activities
Payments of debt	—	(25,000)	(57,402)
Proceeds from issuance of debt, net of issuance costs	—	—	31,402
Proceeds from issuance of Series G redeemable convertible preferred stock, net of issuance costs	—	—	104,316
Proceeds from exercise of stock options	5,222	7,495	2,185
Proceeds from issuance of common stock under ESPP	4,484	—	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	214,854	—
Payment for fractional shares in reverse stock split	—	(9)	—
Payments of deferred offering costs	—	(4,930)	—
Net cash provided by financing activities	9,706	192,410	80,501
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(397)	(415)	162
Net increase (decrease) in cash, cash equivalents and restricted cash	(55,242)	58,391	19,073
Cash, cash equivalents and restricted cash
Beginning of period	96,231	37,840	18,767
End of period	$40,989	$96,231	$37,840
Cash and cash equivalents	$40,446	$95,688	$37,297
Restricted cash included in other assets	543	543	543
Total cash, cash equivalents and restricted cash	40,989	$96,231	$37,840
Supplemental disclosures of cash activities
Cash paid for income taxes	$781	$797	$866
Cash paid for interest	$101	$616	$5,951
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$663	$—	$—
Net change in unrealized gains or losses on available-for-sale debt securities	$(612)	$(196)	$—
Change in purchases of property and equipment included in accounts payable and other accrued liabilities	$15	$(212)	$309
Change in deferred offering costs included in accounts payable and other accrued liabilities	$—	$(1,084)	$1,084
Conversion of redeemable convertible preferred stock to common stock	$—	$259,822	$—
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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2023, 2022 and 2021 refer to the years ended January 31, 2023, 2022 and 2021, respectively.
Segment Information
The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts stated in the financial statements and accompanying notes. Such estimates include standalone selling prices for each distinct performance obligation, capitalized internal-use software costs, expected period of benefit for deferred commissions, valuation of the Company’s common stock prior to the IPO in July 2021, valuation of stock-based awards, the determination of allowance for doubtful accounts, the incremental borrowing rate used to measure operating lease liabilities, and accounting for income taxes. The Company bases its estimates on historical experience and assumptions that management considers reasonable.

The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates. Estimates and assumptions about future events and their effects, including the impact of macroeconomic conditions such as inflation and foreign exchange fluctuations, cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future financial statements could be affected.
Foreign Currency
The reporting currency of the Company is the United States dollar (“U.S. dollar”). The functional currency of each of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, each foreign subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Revenue and expense items are remeasured at the exchange rates in effect on the day the transaction occurred, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Remeasurement adjustments are recognized in other income (expense), net in the consolidated statements of operations. The Company had foreign currency transaction gains (losses) of $(0.5) million, $(0.4) million and $0.9 million for the years ended January 31, 2023, 2022 and 2021, respectively.
Revenue Recognition
The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).
Revenue is derived from sales of subscriptions and services.
Subscription revenue primarily consists of revenue from: (1) term-based software licenses sold in conjunction with post-contract support (“PCS” or “Support”) and (2) a consumption-based database-as-a-service offering. PCS bundled with software licenses includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. The software license is presented as “License.” PCS and database-as-a-service revenue are presented as “Support and other” in the Company’s consolidated statements of operations. The software license in the subscription is a distinct performance obligation from PCS. License revenue is recognized upon transfer when the customer has received access to the software. The PCS is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to the customer and represents a substantial majority of the Company’s revenue. Performance obligations related to the database-as-a-service offering are recognized on a usage-basis as the consumption of this service represents a direct measurement of the value to the customer of the services transferred to date relative to the remaining services promised under the contract. The non-cancelable term of the Company’s subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances. The Company typically bills subscription revenue annually in advance. Customer on-demand arrangements generally have a monthly stated contract term and are billed monthly. “Other” revenue was not material for the years ended January 31, 2023, 2022 and 2021.
The Company’s services revenue is derived from professional services for the implementation or configuration of its platform and training. Professional services are provided primarily on a fixed fee basis and are generally invoiced upfront, and training is generally priced on number of seats purchased. These services are distinct from software licenses and PCS. Revenue for fixed fee arrangements is recognized on a proportional performance basis as the services are performed. Revenue for training is recognized upon delivery.
The Company determines revenue recognition in accordance with ASC 606 through the following five steps:
•Identify the contract with a customer: The Company usually contracts with its customers using an order form that is governed by the Company’s standard electronic software licensing or master service agreement, or by the master sales agreement executed between the Company and the customer. A fully executed order form creates enforceable rights and obligations. The Company uses multiple factors such as historical payments experience, credit status and financial status in determining the customer’s ability to pay. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company uses factors such as timing of the contract, negotiation teams involved and additional subscriptions or services contracted to determine combination.
•Identify performance obligations in the contract: The Company enters into contracts that can include various combinations of products and services that are both (1) capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company and (2) distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract.
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
•Recognize revenue when or as the Company satisfies a performance obligation: The Company recognizes revenue upon transfer of control of promised products or services. Revenue is recognized based on type of performance obligation.
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
Advertising
Advertising costs are charged to sales and marketing expenses in the consolidated statement of operations in the period incurred. These costs were not material for the years ended January 31, 2023, 2022 and 2021.

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
Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Realized gains and losses for the years ended January 31, 2023, 2022 and 2021 were not material.
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
Unbilled accounts receivable represents revenue recognized on contracts in excess of invoiced amounts. Unbilled accounts receivable as of January 31, 2023 and 2022 were not material.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended January 31,
	2023	2022	2021
Beginning balance	$108	$73	$81
Add: bad debt expense	69	41	84
Less: write-offs, net of recoveries	(4)	(6)	(92)
Ending balance	$173	$108	$73
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
No customer accounted for 10% or more of total revenue for the years ended January 31, 2023, 2022 and 2021. One customer accounted for approximately 12% of gross accounts receivable as of January 31, 2023. No customer accounted for 10% or more of gross accounts receivable as of January 31, 2022.
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
Capitalized internal-use software costs are included in property and equipment, net on the consolidated balance sheets. These costs are amortized on a straight-line basis over their estimated useful life commencing when assets are initially placed into service for their intended use. Amortization expense of capitalized internal-use software costs was included in cost of subscription revenue in the consolidated statements of operations.

Leases
Effective February 1, 2022, the consolidated financial statements reflect the adoption of ASC 842, Leases, using the modified retrospective method. Refer to Accounting Pronouncements Recently Adopted below regarding the adoption impact of ASC 842.
Lease right-of-use (“ROU”) assets and liabilities, with the exception of short-term leases, are recognized at the commencement date based on the present value of lease payments over the lease term. The Company estimates the discount rate based on the information available at the lease commencement date unless the implicit rate is readily determinable. For leases that commenced prior to the adoption of ASC 842, the Company used the discount rate on February 1, 2022. The lease ROU assets also include any lease payments made and exclude lease incentives such as tenant improvement allowances. Options to extend the lease term are included in the lease term when it is reasonably certain the extension option will be exercised.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for property and equipment if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value. No impairment of long-lived assets occurred during the years ended January 31, 2023, 2022 and 2021.
Deferred Commissions
The Company capitalizes certain sales commissions, including related payroll taxes, earned by the Company’s sales force, which are considered to be incremental costs that would not be incurred absent entering into the contract with the customer. Commissions earned on the initial acquisition of a contract are amortized based on the expected future revenue stream over a period of benefit of three years. The Company determined the period of benefit by taking into consideration its customer contracts, its technological life and other factors. Commissions paid for renewal contracts are not commensurate with the commissions paid for initial acquisition of a contract and are amortized over the related contractual renewal period. The deferred commission amounts are recoverable through the future revenue streams under the customer contracts. Amortization of deferred commissions is included in sales and marketing expenses in the consolidated statements of operations. Impairment losses related to deferred sales commissions were immaterial for the years ended January 31, 2023, 2022 and 2021. Commissions that will be amortized within the next twelve months are classified as current with the remainder classified as non-current on the consolidated balance sheets.
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

Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The Company adopted this guidance on February 1, 2022 prospectively for implementation costs incurred after the date of adoption, and the adoption did not have a material impact on the consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by amending and clarifying existing guidance in ASC 740, as well as removing certain exceptions within ASC 740. The Company adopted this guidance on February 1, 2022, and the adoption did not have a material impact on the consolidated financial statements.
Leases: In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02 and several amendments, codified as ASC 842, Leases, which amends the existing accounting standards for leases. The new standard requires lessees to record a ROU asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. The Company adopted the guidance on February 1, 2022 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of fiscal 2023.
The Company elected the package of transitional practical expedients upon which, among other provisions, allowed the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs, for any existing leases on the adoption date. The Company elected not to record leases that, at the commencement date, have a lease term of twelve months or less. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of ROU assets. The Company also did not elect to combine its lease and non-lease components. Non-lease components that are not fixed are expensed as incurred as variable lease payments.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted this standard on February 1, 2023 and is evaluating the impact the adoption will have on the consolidated financial statements, however such impact is not expected to be material.

3. Cash Equivalents and Short-Term Investments
The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$29,239	$—	$—	$29,239
Corporate debt securities	1,122	—	—	1,122
Total cash equivalents	30,361	—	—	30,361
Short-Term Investments
U.S. government treasury securities	71,981	1	(729)	71,253
Commercial paper	31,500	—	—	31,500
Corporate debt securities	11,952	—	(50)	11,902
U.S. government agency securities	7,839	3	(1)	7,841
Asset-backed securities	5,391	—	(31)	5,360
Total short-term investments	128,663	4	(811)	127,856
Total	$159,024	$4	$(811)	$158,217

	As of January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$86,505	$—	$—	$86,505
Total cash equivalents	86,505	—	—	86,505
Short-Term Investments
U.S. government treasury securities	39,340	—	(129)	39,211
Commercial paper	40,966	—	(1)	40,965
Corporate debt securities	30,156	—	(66)	30,090
Total short-term investments	110,462	—	(196)	110,266
Total	$196,967	$—	$(196)	$196,771
During the years ended January 31, 2023, 2022 and 2021, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income (expense), net in the consolidated statements of operations.
As of January 31, 2023, the Company’s short-term investments consisted of $122.0 million and $5.9 million with a contractual maturity date of less than one year and greater than one year, respectively. As of January 31, 2022, the Company’s short-term investments consisted of $108.3 million and $2.0 million with a contractual maturity date of less than one year and greater than one year, respectively.
The Company’s gross unrealized losses and fair values for short-term investments that were in an unrealized loss position as of January 31, 2023 and 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	As of January 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(729)	$64,397	$—	$—	$(729)	$64,397
Corporate debt securities	(49)	8,909	(1)	1,999	(50)	10,908
U.S. government agency securities	(1)	1,918	—	—	(1)	1,918
Asset-backed securities	(31)	5,359	—	—	(31)	5,359
Total	$(810)	$80,583	$(1)	$1,999	$(811)	$82,582

	As of January 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(129)	$39,211	$—	$—	$(129)	$39,211
Commercial paper	(1)	2,497	—	—	(1)	2,497
Corporate debt securities	(66)	30,090	—	—	(66)	30,090
Total	$(196)	$71,798	$—	$—	$(196)	$71,798
As of January 31, 2023 and 2022, the Company had 27 and 25 short-term investments in an unrealized loss position, respectively. During the years ended January 31, 2023, 2022 and 2021, the Company had no other-than-temporary impairments of short-term investments.
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
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of January 31, 2023
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$29,239	$—	$29,239
Corporate debt securities	—	1,122	1,122
Total cash equivalents	29,239	1,122	30,361
Short-Term Investments
U.S. government treasury securities	—	71,253	71,253
Commercial paper	—	31,500	31,500
Corporate debt securities	—	11,902	11,902
U.S. government agency securities	—	7,841	7,841
Asset-backed securities	—	5,360	5,360
Total short-term investments	—	127,856	127,856
Total	$29,239	$128,978	$158,217

	As of January 31, 2022
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$86,505	$—	$86,505
Total cash equivalents	86,505	—	86,505
Short-Term Investments
U.S. government treasury securities	—	39,211	39,211
Commercial paper	—	40,965	40,965
Corporate debt securities	—	30,090	30,090
Total short-term investments	—	110,266	110,266
Total	$86,505	$110,266	$196,771
The Company classifies its money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. government agency securities, asset-backed securities, commercial paper, corporate debt securities, and U.S. government treasury securities within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2023	2022
Prepaid expenses	$4,140	$4,518
Prepaid software	2,560	2,297
Other current assets	1,534	1,744
Total prepaid expenses and other current assets	$8,234	$8,559

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2023	2022
Computer equipment	$3,586	$3,711
Furniture and fixtures	342	412
Capitalized internal-use software	7,884	5,772
Leasehold improvements	1,889	1,582
Construction in progress—capitalized internal-use software	3,395	—
Total gross property and equipment	17,096	11,477
Accumulated depreciation and amortization	(9,666)	(7,189)
Total property and equipment, net	$7,430	$4,288
Depreciation and amortization expense was $3.2 million, $2.8 million and $2.0 million for the years ended January 31, 2023, 2022 and 2021, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $2.2 million, $1.9 million and $1.1 million for the years ended January 31, 2023, 2022 and 2021, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of January 31,
	2023	2022
Accrued bonus	$5,944	$5,557
Accrued commissions	3,593	4,226
Accrued payroll and benefits	1,995	2,863
Employee contributions under the ESPP	1,109	3,497
Total accrued compensation and benefits	$12,641	$16,143
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of January 31,
	2023	2022
Accrued professional fees	$1,020	$717
Sales and value added tax payable	737	671
Income taxes payable	743	414
Accrued restructuring	1,567	—
Other	2,009	1,429
Total other accrued liabilities	$6,076	$3,231

6. Deferred Revenue and Remaining Performance Obligations
The following table presents the deferred revenue balances (in thousands):

	As of January 31,
	2023	2022

Deferred revenue, current	$71,716	$69,010
Deferred revenue, noncurrent	3,275	2,713
Total deferred revenue	$74,991	$71,723
Changes in the deferred revenue balances during the years ended January 31, 2023 and 2022 were as follows (in thousands):

	Year Ended January 31,
	2023	2022

Beginning balance	$71,723	$61,710
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(66,480)	(57,809)
Increases due to invoicing prior to satisfaction of performance obligations	69,748	67,822
Ending balance	$74,991	$71,723
Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of January 31, 2023, the Company’s RPOs were $165.9 million. The Company expects to recognize revenue of $117.2 million of these remaining performance obligations over the next twelve months with the remaining balances recognized thereafter.
7. Debt
Interest expense was $0.1 million, $0.7 million and $7.0 million for the years ended January 31, 2023, 2022 and 2021, respectively. The effective interest rate was 4.1% and 16.0% for the years ended January 31, 2022 and 2021, respectively.
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
In connection with the April 2019 amendment, the Company issued warrants to purchase 105,350 shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. The fair value of the warrants was recorded to equity and as a debt discount that was amortized to interest over the term of the loan. The total fair value of the common stock warrants was $0.4 million. As of January 31, 2023, all warrants were outstanding and exercisable.
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
The amended line of credit agreement requires the company to maintain an adjusted quick ratio (as defined by the agreement) of at least 1.15 to 1.0. The line of credit agreement also contains certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the Company’s ability to, among other things, incur debt and liens, maintain collateral accounts, undergo fundamental changes including mergers or consolidations, dispose assets including selling, transferring or assigning assets, pay dividends or other distributions or make or permit payments on any subordinated debt. The Company was in compliance with the financial covenants under the line of credit as of January 31, 2023.
The Company repaid the outstanding principal of its revolving line of credit of $25.0 million during the year ended January 31, 2022. As of January 31, 2023, $40.0 million was available for borrowing under the line of credit. On March 14, 2023, Silicon Valley Bridge Bank, N.A. announced that it had assumed the obligations and commitments of former Silicon Valley Bank, including the line of credit.
8. Leases
The Company leases facilities under non-cancelable operating leases, primarily for rent of office space. The leases have various expiration dates through November 2027, some of which include options to extend the leases for up to three years. The Company does not have any finance leases.
Operating lease costs were $2.9 million for the year ended January 31, 2023. Variable lease costs were $0.8 million for the year ended January 31, 2023. Short-term lease costs were $0.3 million for the year ended January 31, 2023.
The following table presents supplemental cash flow information related to leases (in thousands):

Year Ended January 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,169
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,811
The following table presents supplemental balance sheet information related to operating leases (in thousands, except for lease term and discount rate):

As of January 31, 2023
Operating lease right-of-use assets	$6,940
Operating lease liabilities	$3,117
Operating lease liabilities, noncurrent	4,543
Total operating lease liabilities	$7,660
Weighted-average remaining lease term	2.7 years
Weighted-average discount rate	3.8%
As of January 31, 2023, remaining maturities of operating lease liabilities were as follows (in thousands):

Period	Operating Leases
Fiscal 2024	$3,309
Fiscal 2025	2,975
Fiscal 2026	1,172
Fiscal 2027	352
Fiscal 2028 and thereafter	251
Total lease payments	8,059
Less: imputed interest	(399)
Total	$7,660
Future minimum lease payments under non-cancelable operating leases as of January 31, 2022 under ASC 840 were as follows (in thousands):

Year Ending January 31,	Operating Leases
2023	$2,845
2024	2,638
2025	2,178
2026	362
2027 and thereafter	—
Total	$8,023

9. Commitments and Contingencies
Other Contractual Commitments
Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.
Future minimum payments under the Company’s non-cancelable purchase commitments as of January 31, 2023 are presented in the table below (in thousands):

Minimum Annual Commitments
Year Ending January 31,
2024	$13,358
2025	15,141
2026	16,881
2027	14,167
2028 and thereafter	15,084
Total	$74,631
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
10. Stockholders’ Equity (Deficit) and Employee Incentive Plans
Redeemable Convertible Preferred Stock
Upon the closing of the Company’s IPO, all 26,710,600 shares of redeemable convertible preferred stock were automatically converted into shares of common stock, which includes an additional 640,387 shares of redeemable convertible preferred stock. The additional shares of redeemable convertible preferred stock consisted of 162,032 shares for the Series E conversion feature and 478,355 shares for the Series G dividends. The carrying value of $259.8 million was reclassified into common stock and additional paid-in-capital. As of January 31, 2023, there were no shares of redeemable convertible preferred stock issued and outstanding.
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 shares of common stock at a par value of $0.00001 as of January 31, 2023 and 2022.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of January 31, 2023 and 2022, no dividends had been declared.
As of January 31, 2023, the Company has reserved common stock for future issuance as follows:

	January 31, 2023	January 31, 2022
Stock options outstanding	7,819,480	9,167,495
Shares available for future issuance under the 2021 Plan	2,063,716	2,798,981
Restricted stock units issued and outstanding	4,502,982	1,497,558
Shares available for future issuance under the 2023 Inducement Plan	1,300,000	—
ESPP	954,159	830,000
Common stock warrants	105,350	105,350
Total	16,745,687	14,399,384
Stock Plans
The Company has four equity incentive plans: the 2008 Equity Incentive Plan (the “2008 Plan”), 2018 Equity Incentive Plan (the “2018 Plan”), 2021 Equity Incentive Plan (the “2021 Plan”) and 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”), collectively (the “Stock Plans”). In connection with the Company’s IPO in July 2021, the 2008 Plan and the 2018 Plan were terminated and replaced by the 2021 Plan and all shares that remained available for issuance under the 2018 Plan at that time were reserved for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will be increased by any shares of common stock subject to awards outstanding under the 2008 Plan and the 2018 Plan that expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by the Company for payment of an exercise price or for satisfying tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest.
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
As of January 31, 2023, there were 2.1 million shares available for grant under the 2021 Plan. The 2021 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2022, by an amount equal to the least of (i) 4,120,000 shares, (ii) five-percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2021 Plan no later than the last day of the immediately preceding Fiscal Year.
Effective January 12, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”), pursuant to which the Company reserved 1,300,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The maximum number of shares of our common stock that may be issued under the 2023 Inducement Plan will not exceed 1,300,000 shares, all of which were available for future awards as of January 31, 2023. The 2023

Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule.
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
The Company recognized stock-based compensation expense related to the ESPP of $2.0 million during the year ended January 31, 2023. As of January 31, 2023, accrued ESPP employee payroll contributions of $1.1 million are included within accrued compensation and benefits in the consolidated balance sheet. ESPP payroll contributions used to purchase shares are reclassified to stockholders’ equity on the purchase date. As of January 31, 2023, $0.7 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 0.6 years.
During the year ended January 31, 2023, 314,315 shares of common stock were issued under the ESPP.
Stock Options
The following table summarizes stock option activity under the Stock Plans for the year ended January 31, 2023 (aggregate intrinsic value in thousands):

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Balances as of January 31, 2022	9,150,821	$9.76	6.53	$126,368
Options exercised	(801,079)	$6.40
Options granted	—	$—
Options cancelled	(530,262)	$14.54
Balances as of January 31, 2023	7,819,480	$9.78	5.21	$51,606
Options vested and expected to vest as of January 31, 2023	7,819,480	$9.78	5.21	$51,606
Options vested and exercisable as of January 31, 2023	6,525,570	$8.27	4.69	$48,560
The weighted-average grant-date fair value of options granted during the years ended January 31, 2022 and 2021 was $9.30 and $3.18, respectively. The total intrinsic value of options exercised during the years ended January 31, 2023, 2022 and 2021 was $9.3 million, $28.2 million and $3.6 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The Company recognized stock-based compensation expense related to stock options of $6.4 million, $7.5 million and $4.7 million, during the years ended January 31, 2023, 2022 and 2021, respectively. As of January 31, 2023, there was $8.8 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.
During the year ended January 31, 2018, in connection with services provided for recruitment, the Company granted 40,646 stock options outside of the Stock Plans to a third party. During the year ended January 31, 2023, the recipient exercised 16,674 stock options and as of January 31, 2023, the recipient had exercised all 40,646 options.

Service-Based RSUs
During the year ended January 31, 2022, the Company began granting RSUs to its employees, which have service-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service for four years, during which time the grants will vest quarterly.
The following table is a summary of RSU activity for the year ended January 31, 2023:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2022	283,558	$43.76
RSUs granted	4,340,172	17.80
RSUs vested	(452,477)	23.07
RSUs forfeited	(728,271)	21.84
Balances as of January 31, 2023	3,442,982	$18.39
The aggregate grant date fair value of the RSU awards granted was $77.2 million and $13.5 million during the years ended January 31, 2023 and 2022, respectively, which represents the fair value of the common stock on the date the service-based vesting awards were granted.
We recognized $15.3 million and $1.1 million in stock-based compensation expense related to service vesting-based RSUs during the years ended January 31, 2023 and 2022, respectively. As of January 31, 2023, there was $56.9 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over a weighted-average vesting period of 3.2 years.
Market-Based RSUs
During the years ended January 31, 2023 and 2022, the Board of Directors granted restricted stock unit awards with market-based vesting conditions (“Market-based RSUs”) to certain executive officers and members of senior management pursuant to the 2021 Plan. The Market-based RSUs are comprised of four tranches that vest depending on a consecutive 60-trading day stock price target of the Company’s common stock. The grant fair value of each tranche was calculated using a Monte Carlo simulation model with the following assumptions:

	Year Ended January 31,
	2023	2022
Market-based awards:
Expected term (in years)	4.7	5.0
Expected volatility	63.0%	50.0%
Risk-free interest rate	2.9%	1.7%
Dividend yield	—	—
The following is a summary of market-based RSU activity for the year ended January 31, 2023:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2022	1,214,000	$6.48
RSUs granted	14,000	$5.30
RSUs vested	—	$—
RSUs forfeited	(168,000)	$6.48
Balances as of January 31, 2023	1,060,000	$6.47
The grant date fair value of market-based RSUs was estimated at $0.1 million and $7.9 million during the years ended January 31, 2023 and 2022, respectively, and is being expensed over the requisite service period of each tranche regardless of whether the market condition is satisfied.

Stock-based compensation expense related to market-based RSUs was $2.0 million during the year ended January 31, 2023. During the year ended January 31, 2022, stock-based compensation expense related to market-based RSUs was immaterial. As of January 31, 2023, there was $4.9 million of unrecognized compensation expense related to market-based RSUs expected to be recognized over an average vesting period of 2.7 years.
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
The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended January 31,
	2023	2022	2021
Stock Option Plans:
Expected term (in years)	*	6.1	6.1
Expected volatility	*	42.0%	40.0%
Risk-free interest rate	*	1.0%	0.4%
Dividend yield	*	—	—
*No stock options were granted during the year ended January 31, 2023.
The fair value of employee stock purchase rights for the offering period under the ESPP was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended January 31,
	2023	2022
Employee Stock Purchase Plan:
Expected term (in years)	0.9	1.0
Expected volatility	63.0%	50.0%
Risk-free interest rate	0.6%	0.1%
Dividend yield	—	—

Stock-Based Compensation
Stock-based compensation expense, net of amounts capitalized was as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Cost of revenue—subscription	$535	$196	$69
Cost of revenue—services	433	196	54
Research and development	7,937	3,343	1,316
Sales and marketing	9,426	3,968	1,536
General and administrative	7,390	3,047	1,696
Restructuring	65	—	—
Total stock-based compensation expense	$25,786	$10,750	$4,671
11. Income Taxes
The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
United States	$(75,449)	$(61,180)	$(42,232)
International	7,993	3,966	3,293
Total	$(67,456)	$(57,214)	$(38,939)
The provision for income taxes consists of the following (in thousands):

	Year Ended January 31,
	2023	2022	2021
Current
Federal	$—	$—	$—
State	65	58	53
Foreign	1,459	957	991
	1,524	1,015	1,044
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(486)	—	—
	(486)	—	—
Total provision for income taxes	$1,038	$1,015	$1,044

The effective tax rate differs from the federal statutory income tax rate applied to the loss before provision for income taxes and tax due to the following:

	As of January 31,
	2023	2022	2021
Provision for income taxes computed at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefits	4.8	5.0	13.7
Foreign rate differential	1.6	0.2	(0.3)
Stock-based compensation	(2.6)	2.0	0.1
Tax credits	2.2	2.2	(0.1)
U.S. tax on foreign earnings	(1.4)	(0.2)	1.1
Change in valuation allowance	(24.2)	(31.2)	(37.8)
Other	(2.9)	(0.8)	(0.4)
Total	(1.5)%	(1.8)%	(2.7)%
Significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of January 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$82,366	$80,434
Tax credit carryforwards	15,927	13,311
Accruals and reserves	4,076	2,541
Interest carryforwards	2,344	2,873
Deferred revenue	36	776
Stock-based compensation	3,302	2,680
Capitalized research & development costs	16,352	3,882
Other	32	6
Gross deferred tax assets	$124,435	$106,503
Less: Valuation allowance	(117,310)	(100,983)
Total deferred tax assets	$7,125	$5,520
Deferred tax liabilities:
Deferred commissions	$(4,993)	$(4,858)
Other	(1,646)	(662)
Total deferred tax liabilities	$(6,639)	$(5,520)
Net deferred tax assets (liabilities)	$486	$—
A valuation allowance is provided when it is not more likely than not that some portion of the deferred tax assets will be realized. Management believes that, based on a number of factors, it is more likely than not that the U.S. federal and state net deferred tax assets will not be fully realized, thus a full valuation allowance has been recorded as of January 31, 2023, 2022 and 2021. A valuation allowance of $117.3 million, $101.0 million, and $83.1 million has been established by the Company as of January 31, 2023, 2022 and 2021, respectively. The change in the valuation allowance during the years ended January 31, 2023, 2022 and 2021 was an increase of $16.3 million, $17.9 million and $14.7 million, respectively, primarily due to additional losses.
As of January 31, 2023, the Company had net operating loss carryforwards of $324.4 million for U.S. federal and $178.5 million for U.S. state income tax purposes available to offset future taxable income. Of the Company’s U.S. federal NOLs, no amount may be carried forward indefinitely with no limitations when utilized, and $155.6 million may be carried forward indefinitely with utilization limited to 80% of taxable income. The remaining $168.8 million will begin to expire in 2028. The Company’s state NOLs carryforwards begin to expire in 2026.. As of January 31, 2023, the Company had federal and state research and development credits of $13.8 million and $12.6 million, respectively. The federal research and development credits will begin expiring in 2029. The state research and development credits are not currently subject to expiration. Utilization of the net operating loss and tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss and tax credit carryforwards before utilization.
Foreign withholding taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of January 31, 2023 due to the Company’s intention to permanently reinvest such earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not reasonably practicable.
The following table shows the changes in the gross unrecognized tax benefits (in thousands):

	Year Ended January 31,
	2023	2022	2021
Beginning balance	$8,835	$7,162	$3,601
Increase related to current year tax positions	1,744	1,673	1,401
Increase related to prior year tax positions	—	—	2,160
Ending balance	$10,579	$8,835	$7,162
As of January 31, 2023, 2022 and 2021, no amount of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate.
There were no interest and penalties associated with unrecognized income tax benefits for the years ended January 31, 2023, 2022 and 2021.
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
The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in various international jurisdictions. Due to the Company’s net operating loss carryforwards, all tax years since inception remain subject to examination by U.S. federal and state taxing authorities. Tax years 2015 and forward generally remain open for examination for foreign tax purposes.
12. Restructuring
During the fourth quarter of the fiscal year ended January 31, 2023, the Company initiated a restructuring plan to improve operational efficiency. This resulted in severance costs and related costs and stock-based compensation related to modifications of vested awards granted to certain employees impacted by the restructuring plan.
Restructuring expense was as follows (in thousands):

Year Ended January 31, 2023
Employee severance and related costs	1,598
Stock-based compensation	65
Total restructuring charges	1,663
Restructuring Liabilities
Restructuring liabilities are reported within accrued expenses in the Consolidated Balance Sheets. The balance as of January 31, 2023 of $1.6 million is comprised of employee severance and related costs. An immaterial amount was paid during the year ended January 31, 2023.

13. Geographic Information
The following table depicts the disaggregation of revenue by geographic area based on the billing address of the customer (in thousands):

	Year Ended January 31,
	2023	2022	2021

United States	$95,762	$77,074	$66,737
International	59,062	46,468	36,548
Total	$154,824	$123,542	$103,285
No individual foreign country contributed 10% or more of total revenue for the years ended January 31, 2023, 2022 and 2021.
As of January 31, 2023 and 2022, the majority of the Company’s long-lived assets, including operating lease ROU assets were located in the United States.
14. Net Loss per Share
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2023	2022	2021
Numerator
Net loss	$(68,494)	$(58,229)	$(39,983)
Cumulative dividends on Series G redeemable convertible preferred stock	—	(2,917)	(4,076)
Net loss attributable to common stockholders	$(68,494)	$(61,146)	$(44,059)
Denominator
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,787	25,777	5,717
Net loss per share attributable to common stockholders, basic and diluted	$(1.53)	$(2.37)	$(7.71)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Year Ended January 31,
	2023	2022	2021
Stock options	7,819	9,167	8,912
RSUs	4,499	1,498	—
Employee stock purchase rights under the ESPP	130	231	—
Common stock warrants	105	105	105
Redeemable convertible preferred stock (on an if-converted basis)	—	—	26,513
Total	12,553	11,001	35,530

15. Subsequent Events
Silicon Valley Bank
On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. Thereafter, the FDIC transferred all deposits of SVB to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A. (“SVBB”), providing all depositors access to their money beginning on March 13, 2023. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement for all deposits and loans of SVBB by First-Citizens Bank & Trust Company, Raleigh, North Carolina. The Company maintains certain operating accounts and has an undrawn revolving credit facility with the former SVB. The remainder of the Company’s cash, cash equivalents and short-term investments are held at other financial institutions or third-party custodians. The Company believes that its potential exposure to any loss related to its accounts with the former SVB would not be material.
Modification of Market-Based Awards
On March 20, 2023, the Board of Directors approved a modification of the Company’s 1,060,000 outstanding Market-based RSUs granted to certain executive officers and members of senior management.
The 840,000 awards granted to certain executive officers were modified from market-based vesting conditions to performance-based vesting conditions and will vest based on the Company achieving certain financial metrics over revised service periods. As of the modification date, total incremental stock-based compensation is approximately $6.0 million to be recognized over the revised service periods.
The 220,000 awards granted to certain members of senior management were modified to revise the 60-trading day stock price target of the Company’s common stock and the requisite service periods. As of the modification date, total incremental stock-based compensation is approximately $1.4 million to be recognized over the revised service periods.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2023 based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive proxy statement to be filed with the SEC no later than 120 days after January 31, 2023 in connection with our 2023 annual meeting of stockholders, or the 2023 Proxy Statement.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the 2023 Proxy Statement.

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
EXHIBIT INDEX

		Incorporated by Reference

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	333-257205	3.1	September 10, 2021

3.2	Bylaws of the registrant, as amended.	10-Q	333-257205	3.2	September 10, 2021

4.1	Form of common stock certificate of the registrant.	S-1	333-257205	4.1	June 21, 2021

4.2	Seventh Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of May 19, 2020.	S-1	333-257205	4.2	June 21, 2021

4.3	Description of capital stock of the registrant.	10-K	001-40601	4.3	March 31, 2022

10.1*	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-257205	10.1	June 21, 2021

10.2*	Couchbase, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-257205	10.2	July 12, 2021

10.3*	Couchbase, Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-257205	10.3	July 12, 2021

10.4*	Couchbase, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1	333-257205	10.4	June 21, 2021

10.5*	Couchbase, Inc. 2008 Equity Incentive Plan and related form agreements.	S-1	333-257205	10.5	June 21, 2021

10.6*	Couchbase, Inc. 2021 Executive Incentive Compensation Plan and related form agreements.	S-1	333-257205	10.6	June 21, 2021

10.7*	Amended Outside Director Compensation Policy	10-Q	001-40601	10.1	December 10, 2021

10.8*	Change in Control and Severance Policy and related form agreements.	S-1	333-257205	10.8	June 21, 2021

10.9*	Confirmatory Employment Letter between the registrant and Matthew M. Cain, dated as of June 17, 2021.	S-1	333-257205	10.9	June 21, 2021

10.10*	Confirmatory Employment Letter between the registrant and Margaret Chow, dated as of June 17, 2021.	S-1	333-257205	10.10	June 21, 2021

10.11*	Confirmatory Employment Letter between the registrant and Denis Murphy, dated as of June 17, 2021.	S-1	333-257205	10.11	June 21, 2021

10.12	Sublease by and between the registrant and Gigamon Inc., dated as of April 25, 2018.	S-1	333-257205	10.12	June 21, 2021

10.13	Amended and Restated Loan and Security Agreement by and between the registrant and Silicon Valley Bank, dated as of January 29, 2021.	S-1	333-257205	10.13	June 21, 2021

10.14*	Stock Price Achievement Restricted Stock Unit Program	8-K	001-40601	10.1	January 28, 2022
10.15	Letter Agreement Regarding Amended and Restated Loan and Security Agreement by and between the registrant and Silicon Valley Bank, dated as of August 1, 2022.	10-Q	001-40601	10.1	September 9, 2022
10.16*	Separation Agreement by and between the registrant and D. Murphy, dated as of June 21, 2022.	10-Q	001-40601	10.2	September 9, 2022
10.17*	Description of Terms of Chief Executive Officer Cash Bonus.	8-K	001-40601		October 14, 2022
10.18*	Couchbase, Inc. 2023 Inducement Equity Incentive Pan and related form agreements.	8-K	001-40601	10.1	January 13, 2023

21.1	List of subsidiaries of the registrant.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on signature page hereto).					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X
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

COUCHBASE, INC.

Date: March 29, 2023	By:	/s/ Matthew M. Cain
Matthew M. Cain
Chair, President and Chief Executive Officer

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

Signature	Title	Date

/s/ Matthew M. Cain	Chair, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2023
Matthew M. Cain

/s/ Greg Henry	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2023
Greg Henry

/s/ Edward T. Anderson	Director	March 29, 2023
Edward T. Anderson

/s/ Alvina Antar	Director	March 29, 2023
Alvina Antar

/s/ Carol W. Carpenter	Director	March 29, 2023
Carol W. Carpenter

/s/ Lynn M. Christensen	Director	March 29, 2023
Lynn M. Christensen

/s/ Kevin J. Efrusy	Director	March 29, 2023
Kevin J. Efrusy

/s/ Jeff Epstein	Director	March 29, 2023
Jeff Epstein

/s/ Aleksander J. Migon	Director	March 29, 2023
Aleksander J. Migon

/s/ David C. Scott	Director	March 29, 2023
David C. Scott

/s/ Richard A. Simonson	Director	March 29, 2023
Richard A. Simonson