Form 10-Q
period 2023-04-30
Couchbase, Inc.
filed 2023-06-07
CIK 1845022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2023, the registrant had 46,407,718 shares of common stock outstanding.

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

Part I – Financial Information
Item 1. Financial Statements (unaudited)
COUCHBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	As of April 30,	As of January 31,
	2023	2023
Assets
Current assets
Cash and cash equivalents	$46,240	$40,446
Short-term investments	117,403	127,856
Accounts receivable, net	42,212	39,847
Deferred commissions	12,814	13,096
Prepaid expenses and other current assets	6,839	8,234
Total current assets	225,508	229,479
Property and equipment, net	8,032	7,430
Operating lease right-of-use assets	6,233	6,940
Deferred commissions, noncurrent	8,089	7,524
Other assets	1,608	1,666
Total assets	$249,470	$253,039
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,865	$1,407
Accrued compensation and benefits	8,495	12,641
Other accrued expenses	4,813	6,076
Operating lease liabilities	3,060	3,117
Deferred revenue	78,540	71,716
Total current liabilities	101,773	94,957
Operating lease liabilities, noncurrent	3,873	4,543
Deferred revenue, noncurrent	2,874	3,275
Total liabilities	108,520	102,775
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 200,000,000 shares authorized as of April 30, 2023 and January 31, 2023; zero shares issued outstanding as of April 30, 2023 and January 31, 2023	—	—
Common stock, $0.00001 par value; 1,000,000,000 shares authorized as of April 30, 2023 and January 31, 2023; 46,155,499 and 45,432,029 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	—	—
Additional paid-in capital	573,791	561,547
Accumulated other comprehensive loss	(490)	(807)
Accumulated deficit	(432,351)	(410,476)
Total stockholders’ equity	140,950	150,264
Total liabilities and stockholders’ equity	$249,470	$253,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended April 30,
	2023	2022
Revenue:
License	$4,943	$5,007
Support and other	33,599	26,974
Total subscription revenue	38,542	31,981
Services	2,454	2,872
Total revenue	40,996	34,853
Cost of revenue:
Subscription	3,673	2,396
Services	2,249	2,255
Total cost of revenue	5,922	4,651
Gross profit	35,074	30,202
Operating expenses:
Research and development	15,383	14,421
Sales and marketing	32,553	26,843
General and administrative	9,625	7,926
Restructuring	46	—
Total operating expenses	57,607	49,190
Loss from operations	(22,533)	(18,988)
Interest expense	(25)	(25)
Other income (expense), net	1,433	(556)
Loss before income taxes	(21,125)	(19,569)
Provision for income taxes	750	265
Net loss	$(21,875)	$(19,834)
Net loss per share, basic and diluted	$(0.48)	$(0.45)
Weighted-average shares used in computing net loss per share, basic and diluted	45,843	44,265
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended April 30,
	2023	2022

Net loss	$(21,875)	$(19,834)
Other comprehensive loss:
Net unrealized gains (losses) on investments, net of tax	317	(686)
Total comprehensive loss	$(21,558)	$(20,520)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	45,432,029	$—	$561,547	$(807)	$(410,476)	$150,264
Issuance of common stock upon exercise of stock options	389,377	—	1,917	—	—	1,917
Issuance of common stock in connection with employee stock purchase plan	74,113	—	847	—	—	847
Vesting of restricted stock units	259,980	—	—	—	—	—
Stock-based compensation	—	—	9,480	—	—	9,480
Net unrealized gains on investments	—	—	—	317	—	317
Net loss	—	—	—	—	(21,875)	(21,875)
Balance as of April 30, 2023	46,155,499	$—	$573,791	$(490)	$(432,351)	$140,950

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	43,847,484	$—	$525,392	$(195)	$(341,982)	$183,215
Issuance of common stock upon exercise of stock options	452,313	—	2,614	—	—	2,614
Issuance of common stock in connection with employee stock purchase plan	237,499	—	3,525	—	—	3,525
Stock-based compensation	—	—	5,450	—	—	5,450
Net unrealized losses on investments	—	—	—	(686)	—	(686)
Net loss	—	—	—	—	(19,834)	(19,834)
Balance as of April 30, 2022	44,537,296	$—	$536,981	$(881)	$(361,816)	$174,284
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities
Net loss	$(21,875)	$(19,834)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	890	739
Stock-based compensation, net of amounts capitalized	9,276	5,450
Amortization of deferred commissions	4,540	4,009
Non-cash lease expense	772	648
Foreign currency transaction (gains) losses	(84)	974
Other	(746)	198
Changes in operating assets and liabilities
Accounts receivable	(2,274)	11,781
Deferred commissions	(4,824)	(3,798)
Prepaid expenses and other assets	1,405	312
Accounts payable	5,458	731
Accrued compensation and benefits	(4,060)	(8,112)
Accrued expenses and other liabilities	(1,256)	(71)
Operating lease liabilities	(826)	(666)
Deferred revenue	6,423	(968)
Net cash used in operating activities	(7,181)	(8,607)
Cash flows from investing activities
Purchases of short-term investments	(7,821)	(53,630)
Maturities of short-term investments	19,423	9,600
Additions to property and equipment	(1,288)	(799)
Net cash provided by (used in) investing activities	10,314	(44,829)
Cash flows from financing activities
Proceeds from exercise of stock options	1,917	2,614
Proceeds from issuance of common stock under ESPP	847	3,525
Net cash provided by financing activities	2,764	6,139
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(103)	(719)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,794	(48,016)
Cash, cash equivalents and restricted cash
Beginning of period	40,989	96,231
End of period	$46,783	$48,215
Cash and cash equivalents	$46,240	$47,672
Restricted cash included in other assets	543	543
Total cash, cash equivalents and restricted cash	$46,783	$48,215
Supplemental disclosures of cash activities
Cash paid for income taxes	$294	$275
Cash paid for interest	$25	$25
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$204	$—
Net change in unrealized gains or losses on available-for-sale debt securities	$317	$(686)
Change in purchases of property and equipment included in accounts payable and other accrued expenses	$—	$(9)
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
The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2023, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2023, are not necessarily indicative of the results to be expected for the year ending January 31, 2024, or for any other interim period or for any other future year.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023, as filed with the SEC on March 29, 2023.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts stated in the financial statements and accompanying notes. Such estimates include, but are not limited to, standalone selling prices for each distinct performance obligation, capitalized internal-use software costs, expected period of benefit for deferred commissions, valuation of stock-based awards, the determination of allowance for doubtful accounts, the incremental borrowing rate used to measure operating lease liabilities, and accounting for income taxes. The Company bases its estimates on historical experience and assumptions that management considers reasonable.
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

Significant Accounting Policies
Other than those described below related to the Company's adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), there have been no material changes to the Company's significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023, that have had a material impact on its condensed consolidated financial statements and related notes.
Short-Term Investments
The Company determines the appropriate classification of its investments at the time of purchase. As the Company views these securities as available to support current operations, it accounts for these debt securities as available-for-sale and classifies them as current assets on its condensed consolidated balance sheets. These securities are recorded at estimated fair value. When the fair value of a security declines below its amortized cost basis, the carrying value of the security will be reduced to its fair value if it is more likely than not that management is required to sell the impaired security before recovery of its amortized basis, or management has the intention to sell the security. If neither of these conditions are met, the Company determines whether any portion of the decline is due to credit losses. Any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Company’s condensed consolidated statement of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive income (loss) and are recognized in the Company’s condensed consolidated statement of operations only if the Company sells or intends to sell the security before recovery of its cost basis. Realized gains and losses are determined based on the specific identification method and are reported in interest and other income (expense), net in the Company’s condensed consolidated statements of operations.
Accounts Receivable
Accounts receivable includes billed and unbilled receivables, net of allowance for credit losses. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for credit losses is estimated based on the Company’s assessment of the collectibility of accounts receivable by considering various factors, including the age of each outstanding invoice, the collection history of each customer, historical write-off experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions over the life of the receivable. The Company assesses collectibility by reviewing accounts receivable on an aggregate basis when similar characteristics exist and on an individual basis when specific customers with collectibility issues are identified. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.
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
No customer accounted for 10% or more of total revenue for the three months ended April 30, 2023 and 2022. One customer accounted for approximately 11% of gross accounts receivable as of April 30, 2023 and one customer accounted for approximately 12% of gross accounts receivable as of January 31, 2023.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted this standard effective February 1, 2023 on a modified retrospective basis, and the adoption did not result in any cumulative effect adjustment in the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
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
3. Cash Equivalents and Short-Term Investments
The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of April 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$13,484	$—	$—	$13,484
Total cash equivalents	13,484	—	—	13,484
Short-Term Investments
U.S. government treasury securities	63,309	—	(452)	62,857
Commercial paper	25,597	—	—	25,597
U.S. government agency securities	11,881	16	(2)	11,895
Corporate debt securities	11,919	—	(25)	11,894
Asset-backed securities	5,187	—	(27)	5,160
Total short-term investments	117,893	16	(506)	117,403
Total	$131,377	$16	$(506)	$130,887

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$29,239	$—	$—	$29,239
Corporate debt securities	$1,122	$—	$—	1,122
Total cash equivalents	30,361	—	—	30,361
Short-Term Investments
U.S. government treasury securities	71,981	1	(729)	71,253
Commercial paper	31,500	—	—	31,500
U.S. government agency securities	7,839	3	(1)	7,841
Corporate debt securities	11,952	—	(50)	11,902
Asset-backed securities	5,391	—	(31)	5,360
Total short-term investments	128,663	4	(811)	127,856
Total	$159,024	$4	$(811)	$158,217
During the three months ended April 30, 2023 and 2022, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income (expense), net in the condensed consolidated statements of operations.

As of April 30, 2023, the Company’s short-term investments consisted of $111.4 million and $6.0 million with a contractual maturity date of less than one year and greater than one year, respectively. As of January 31, 2023, the Company’s short-term investments consisted of $122.0 million and $5.9 million with a contractual maturity of less than one year and greater than one year, respectively.
The Company’s gross unrealized losses and fair values for short-term investments that were in an unrealized loss position as of April 30, 2023 and January 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	As of April 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(135)	$38,243	$(317)	$24,615	$(452)	$62,858
Corporate debt securities	(25)	10,894	—	—	(25)	10,894
Asset-backed securities	(27)	5,160	—	—	(27)	5,160
U.S. government agency securities	(2)	3,941	—	—	(2)	3,941
Total	$(189)	$58,238	$(317)	$24,615	$(506)	$82,853

	As of January 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(729)	$64,397	$—	$—	$(729)	$64,397
Corporate debt securities	(49)	8,909	(1)	1,999	(50)	10,908
Asset-backed securities	(31)	5,359	—	—	(31)	5,359
U.S. government agency securities	(1)	1,918	—	—	(1)	1,918
Total	$(810)	$80,583	$(1)	$1,999	$(811)	$82,582
As of April 30, 2023, the Company had 28 short-term investments in an unrealized loss position. As of January 31, 2023, the Company had 27 short-term investments in an unrealized loss position. As of April 30, 2023, the Company determined that the declines in the market value of its investment portfolio were not driven by credit related factors. During the three months ended April 30, 2023, the Company did not recognize any losses on its short-term investments due to credit related factors.
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

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of April 30, 2023
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$13,484	$—	$13,484
Total cash equivalents	13,484	—	13,484
Short-Term Investments
U.S. government treasury securities	—	62,857	62,857
Commercial paper	—	25,597	25,597
U.S. government agency securities	—	11,895	11,895
Corporate debt securities	—	11,894	11,894
Asset-backed securities	—	5,160	5,160
Total short-term investments	—	117,403	117,403
Total	$13,484	$117,403	$130,887

	As of January 31, 2023
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$29,239	$—	$29,239
Corporate debt securities	$—	1,122	1,122
Total cash equivalents	29,239	1,122	30,361
Short-Term Investments
U.S. government treasury securities	—	71,253	71,253
Commercial paper	—	31,500	31,500
U.S. government agency securities	—	7,841	7,841
Corporate debt securities	—	11,902	11,902
Asset-backed securities	—	5,360	5,360
Total short-term investments	—	127,856	127,856
Total	$29,239	$128,978	$158,217
The Company classifies its money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. government agency securities, asset-backed securities, commercial paper, U.S. government treasury securities, and corporate debt securities within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2023	2023
Prepaid expenses	$2,860	$4,140
Prepaid software	3,143	2,560
Other current assets	836	1,534
Total prepaid expenses and other current assets	$6,839	$8,234

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2023	2023
Computer equipment	$3,562	$3,586
Furniture and fixtures	342	342
Capitalized internal-use software	8,435	7,884
Leasehold improvements	1,889	1,889
Construction in progress—capitalized internal-use software	4,336	3,395
Total gross property and equipment	18,564	17,096
Accumulated depreciation and amortization	(10,532)	(9,666)
Total property and equipment, net	$8,032	$7,430
Depreciation and amortization expense was $0.9 million and $0.7 million for three months ended April 30, 2023 and 2022, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $0.7 million and $0.5 million in the three months ended April 30, 2023 and 2022, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2023	2023
Accrued bonus	$2,528	$5,944
Accrued commissions	3,442	3,593
Accrued payroll and benefits	2,041	1,995
Employee contributions under the ESPP	484	1,109
Total accrued compensation and benefits	$8,495	$12,641
Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2023	2023
Accrued professional fees	$913	$1,020
Sales and value added tax payable	830	737
Income taxes payable	1,064	743
Accrued restructuring	74	1,567
Other	1,932	2,009
Total other accrued expenses	$4,813	$6,076
6. Deferred Revenue and Remaining Performance Obligations
The following table presents the deferred revenue balances (in thousands):

	As of April 30,	As of January 31,
	2023	2023
Deferred revenue, current	$78,540	$71,716
Deferred revenue, noncurrent	2,874	3,275
Total deferred revenue	$81,414	$74,991

Changes in the deferred revenue balances during the three months ended April 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Beginning balance	$74,991	$71,723
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(29,061)	(24,207)
Increases due to invoicing prior to satisfaction of performance obligations	35,484	23,239
Ending balance	$81,414	$70,755
Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of April 30, 2023, the Company’s RPOs were $165.6 million. The Company expects to recognize revenue of $112.1 million of these remaining performance obligations over the next twelve months with the remaining balances recognized thereafter.
7. Debt
Interest expense consisting primarily of unused Credit Facility (as defined below) fees was immaterial for the three months ended April 30, 2023 and 2022.
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
In connection with the April 2019 amendment, the Company issued warrants to purchase 105,350 shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. The fair value of the warrants was recorded to equity and as a debt discount that was amortized to interest over the term of the loan. The total fair value of the common stock warrants was $0.4 million. As of April 30, 2023, all warrants were outstanding and exercisable.
Credit Facility
In January 2021, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “Credit Facility”) providing the Company the ability to borrow up to $40.0 million from a revolving line of credit and extending the maturity date to January 2024. Upon the execution of the amended Credit Facility, the Company borrowed $25.0 million from the line of credit, which was repaid in full during the fiscal year ended January 31, 2022.
The line of credit was secured with a pledge on substantially all the assets of the Company, except any intellectual property and was subject to a minimum revenue covenant. The amendment also added certain financial covenants, including covenants related to certain financial metrics, that if not met, would limit the amount of additional borrowings under the line of credit. The amended line of credit agreement also required the company to maintain an adjusted quick ratio (as defined by the agreement) of at least 1.15 to 1.0. The line of credit agreement also contained certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the Company’s ability to, among other things, incur debt and liens, maintain collateral accounts, undergo fundamental changes including mergers or consolidations, dispose assets including selling, transferring or assigning assets, pay dividends or other distributions or make or permit payments on any subordinated debt. The outstanding principal balance was due at maturity with interest payable monthly. The line of credit bore a variable annual interest rate of the prime rate plus 0.5%. The Company was required to pay a fee equal to 0.25% per annum on the unused portion of the line of credit. The Company was also subject to a termination fee ranging from 0.5% to 1.0% of the line of credit if the Company terminates the agreement prior to the maturity date. The Company was in compliance with the financial covenants under the line of credit as of April 30, 2023.

There were no borrowings outstanding against the line of credit as of April 30, 2023. As of April 30, 2023, $40.0 million was available for borrowing under the line of credit. On March 14, 2023, Silicon Valley Bridge Bank, N.A. announced that it had assumed the obligations and commitments of former Silicon Valley Bank, including the line of credit. In March 2023, Silicon Valley Bridge Bank, N.A. became a division of First-Citizens Bank & Trust Company. The agreements that governed the former Silicon Valley Bank relationship remained in place. There were no changes to the terms of the Credit Facility and the Company had full access to its cash balances.
On June 5, 2023, the Company terminated the Credit Facility pursuant to Section 12.1 thereof. Any termination fee owed by the Company as required by Section 2.5(c) thereof has been waived by Silicon Valley Bank. At the time of termination, no borrowings were outstanding under the Credit Facility. Concurrently with the termination of the Credit Facility, all liens securing the Company’s obligations under the Credit Facility were released.
8. Leases
The Company leases facilities under non-cancelable operating leases, primarily for rent of office space. Our leases have various expiration dates through November 2027, some of which include options to extend the leases for up to three years. The Company does not have any finance leases.
Operating lease costs were $0.8 million and $0.6 million for the three months ended April 30, 2023 and 2022, respectively. Variable lease costs were $0.1 million and $0.2 million during the three months ended April 30, 2023 and 2022, respectively. Short-term lease costs were immaterial during the three months ended April 30, 2023 and 2022.
The following table presents supplemental cash flow information related to leases:

	Three Months Ended April 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$823	$661
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$1,509
The following table presents supplemental balance sheet information related to operating leases (in thousands, except for lease term and discount rate):

	April 30, 2023	January 31, 2023
Operating lease right-of-use assets	$6,233	$6,940
Operating lease liabilities	$3,060	$3,117
Operating lease liabilities, noncurrent	3,873	4,543
Total operating lease liabilities	$6,933	$7,660
Weighted-average remaining lease term	2.5 years	2.7 years
Weighted-average discount rate	3.8%	3.8%
As of April 30, 2023, remaining maturities of operating lease liabilities were as follows (in thousands):

Period	Operating Leases
Remaining for Fiscal 2024	$2,492
Fiscal 2025	2,988
Fiscal 2026	1,183
Fiscal 2027	353
Fiscal 2028 and thereafter	251
Total lease payments	7,267
Less: imputed interest	(334)
Total	$6,933

9. Commitments and Contingencies
Other Contractual Commitments
Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.
As of April 30, 2023, there were no material changes to the Company’s contractual commitments since January 31, 2023.
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
10. Stockholders’ Equity and Employee Incentive Plans
Redeemable Convertible Preferred Stock
As of April 30, 2023, there were no shares of redeemable convertible preferred stock issued and outstanding.
The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 shares of common stock at a par value of $0.00001 as of April 30, 2023 and January 31, 2023.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of April 30, 2023 and January 31, 2023, no dividends had been declared.
As of April 30, 2023, the Company has reserved common stock for future issuance as follows:

Number of Shares
Stock options outstanding	7,387,648
Restricted stock units issued and outstanding	6,573,473
Remaining shares available for issuance under the 2021 Plan	2,207,333
Shares available for issuance under the 2023 Inducement Plan	1,139,968
ESPP	1,334,366
Common stock warrants	105,350
Total	18,748,138

Stock Plans
The Company has four equity incentive plans: the 2008 Equity Incentive Plan (the “2008 Plan”), 2018 Equity Incentive Plan (the “2018 Plan”), 2021 Equity Incentive Plan (the “2021 Plan”) and 2023 Inducement Equity Incentive Plan (the "2023 Inducement Plan"), collectively (the “Stock Plans”). In connection with the Company’s IPO in July 2021, the 2008 Plan and the 2018 Plan were terminated and replaced by the 2021 Plan and all shares that remained available for issuance under the 2018 Plan at that time were reserved for issuance under the 2021 Plan. The number of shares of common stock available for issuance under the 2021 Plan will be increased by any shares of common stock subject to awards outstanding under the 2008 Plan and the 2018 Plan that expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by the Company for payment of an exercise price or for satisfying tax withholding obligations or are forfeited to or repurchased by the Company due to failure to vest.
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
As of April 30, 2023, there were 2.2 million shares available for grant under the 2021 Plan. The 2021 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2022, by an amount equal to the least of (i) 4,120,000 shares, (ii) five-percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2021 Plan no later than the last day of the immediately preceding Fiscal Year.
During the fiscal year ended January 31, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”), pursuant to which the Company reserved 1,300,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The maximum number of shares of our common stock that may be issued under the 2023 Inducement Plan will not exceed 1,300,000 shares. The 2023 Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule. As of April 30, 2023, there were 1.1 million shares available for grant under the 2023 Inducement Plan.
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
The Company recognized stock-based compensation expense related to the ESPP of $0.3 million and $0.8 million during the three months ended April 30, 2023 and 2022, respectively. As of April 30, 2023, accrued ESPP employee payroll contributions of $0.5 million are included within accrued compensation and benefits in the consolidated balance sheet. ESPP payroll contributions used to purchase shares are reclassified to stockholders’ equity on the purchase date. As of April 30, 2023, $0.9 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 0.7 years.
During the three months ended April 30, 2023, 74,113 shares of common stock were issued under the ESPP.

Stock Options
The following table summarizes stock option activity under the Stock Plans for the three months ended April 30, 2023 (aggregate intrinsic value in thousands):

	Options Outstanding		Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Number of Options	Weighted- Average Exercise Price
Balances as of January 31, 2023	7,819,480	$9.78	5.21	$51,606
Options exercised	(389,377)	$4.92
Options granted	—	$—
Options cancelled	(42,455)	$19.59
Balances as of April 30, 2023	7,387,648	$9.98	5.18	$50,996
Options vested and expected to vest as of April 30, 2023	7,387,648	$9.98	5.18	$50,996
Options vested and exercisable as of April 30, 2023	6,318,721	$8.62	4.76	$48,584
No stock options were granted during the three months ended April 30, 2023 and 2022.
The aggregate intrinsic value of options exercised during the three months ended April 30, 2023 and 2022 was $4.2 million and $6.7 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The Company recognized stock-based compensation expense related to stock options of $1.2 million and $1.7 million during the three months ended April 30, 2023 and 2022, respectively.
As of April 30, 2023, there was $7.5 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.
Service-Based RSUs
During the year ended January 31, 2022, the Company began granting RSUs to its employees. RSUs granted had service-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service over two to four years, depending on the award, during which time the grants will vest quarterly.
The following table is a summary of service-based RSU activity for the three months ended April 30, 2023:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2023	3,442,982	$18.39
RSUs granted	2,415,445	$16.26
RSUs vested	(259,980)	$19.88
RSUs forfeited	(154,974)	$17.62
Balances as of April 30, 2023	5,443,473	$17.39
The aggregate fair value of the RSU awards granted was $39.3 million and $49.7 million during the three months ended April 30, 2023 and 2022, respectively. This represents the fair value of the common stock on the date the service-based vesting awards were granted.
We recognized $6.8 million and $2.4 million in stock-based compensation expense related to service vesting-based RSUs during the three months ended April 30, 2023 and 2022, respectively. As of April 30, 2023, there was $86.4 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over a weighted-average vesting period of 2.7 years.

Modification of Market-Based Awards
On March 20, 2023, the Board of Directors approved a modification of the Company’s 1,060,000 outstanding Market-based RSUs granted to certain executive officers and members of senior management. This resulted in 840,000 of the awards modified to performance-based vesting and the other 220,000 remained market-based vesting with modified stock price targets and requisite service periods.
Performance-based Awards
The 840,000 awards granted to certain executive officers were modified from market-based vesting conditions to performance-based vesting conditions and will vest based on the Company achieving certain financial metrics over revised service periods. For the portion of the awards where the expectation of the achievement of performance conditions remained probable prior to and post modification, the Company accounted for this change as a Type I modification under ASC 718, Compensation—Stock Compensation. For the portion of the awards where the expectation of the achievement of performance conditions changed from probable prior to the modification to improbable post-modification, the Company accounted for this change as a Type II modification. The Company recognizes expense for performance-based RSUs over the requisite service period based on management's expectation of the number of performance-based RSUs expected to vest. For any change in the expectation of the number of performance-based RSUs that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.
The incremental stock-based compensation expense related to these modified awards was $6.0 million, of which the Company recognized $0.4 million during the three months ended April 30, 2023.
During the three months ended April 30, 2023, the Company granted 70,000 performance-based RSUs to an executive officer pursuant to the 2021 Plan with vesting conditions identical to the modified awards discussed above. The grant date fair value of the award was $0.7 million.
We recognized a total of $0.7 million in stock-based compensation expense related to performance-based vesting RSUs during the three months ended April 30, 2023. As of April 30, 2023, there was $9.9 million of unrecognized compensation expense related to performance-based RSUs expected to be recognized over an average vesting period of 1.6 years.
Market-based Awards
The 220,000 awards granted to certain members of senior management were modified to revise the 60-trading day stock price target of the Company’s common stock and the requisite service periods. The incremental stock-based compensation expense related to these modified awards was not material. As of April 30, 2023, there was a total of $2.2 million of unrecognized compensation expense related to market-based RSUs expected to be recognized over an average vesting period of 1.5 years.
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
No stock options were granted during the three months ended April 30, 2023 or 2022.
The fair value of employee stock purchase rights for the offering period under the 2021 ESPP was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended April 30,
	2023	2022
Employee Stock Purchase Plan:
Expected term (in years)	0.8	1.6
Expected volatility	66.9%	49.4%
Risk-free interest rate	4.8%	0.2%
Dividend yield	—	—
Stock-Based Compensation
Stock-based compensation expense, net of amounts capitalized was as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Cost of revenue—subscription	$193	$122
Cost of revenue—services	145	94
Research and development	2,768	1,899
Sales and marketing	3,241	1,987
General and administrative	2,928	1,348
Restructuring	1	—
Total stock-based compensation expense	$9,276	$5,450
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
The Company recorded income tax expense of $0.8 million and $0.3 million for the three months ended April 30, 2023 and 2022, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on the Company’s domestic deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained. The Company has deferred tax attributes for stock-based compensation and fixed assets in the United Kingdom, and has deemed no valuation allowance is necessary at this point. The Company will continue to evaluate for any future developments.
12. Restructuring
During the fiscal year ended January 31, 2023, the Company initiated a restructuring plan to improve operational efficiency. This resulted in severance and related costs and stock-based compensation related to modifications of vested awards granted to certain employees impacted by the restructuring plan. As of April 30, 2023, the restructuring plan is substantially complete.
Restructuring expense was as follows (in thousands):

Three Months Ended April 30, 2023
Employee severance and related costs	$45
Stock-based compensation	1
Total restructuring charges	$46
Accrued Restructuring
Restructuring liabilities are reported within accrued expenses in the condensed consolidated balance sheets. An immaterial amount was paid during the year ended January 31, 2023. The activity in our restructuring liabilities for the three months ended April 30, 2023 is as follows (in thousands):

Total
Balance as of January 31, 2023	$1,567
Restructuring charges and adjustments	45
Payments	(1,538)
Balance as of April 30, 2023	$74
13. Geographic Information
The following table depicts the disaggregation of revenue by geographic area based on the billing address of the customer (in thousands):

	Three Months Ended April 30,
	2023	2022
United States	$25,991	$21,336
International	15,005	13,517
Total	$40,996	$34,853
No individual foreign country contributed 10% or more of total revenue for the three months ended April 30, 2023 and 2022.
As of April 30, 2023 and January 31, 2023, the majority of the Company’s long-lived assets, including operating lease ROU assets, were located in the United States.
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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2023	2022
Numerator
Net loss	$(21,875)	$(19,834)
Denominator
Weighted-average shares used in computing net loss per share, basic and diluted	45,843	44,265
Net loss per share, basic and diluted	$(0.48)	$(0.45)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2023	2022
Stock options	7,388	8,604
RSUs	6,983	3,957
Employee stock purchase rights under the ESPP	118	138
Common stock warrants	105	105
Total	14,594	12,804
15. Subsequent Event
On June 5, 2023, the Company terminated the Credit Facility pursuant to Section 12.1 thereof. Any termination fee owed by the Company as required by Section 2.5(c) thereof has been waived by Silicon Valley Bank. At the time of termination, no borrowings were outstanding under the Credit Facility. Concurrently with the termination of the Credit Facility, all liens securing the Company’s obligations under the Credit Facility were released.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31. Our fiscal years ended January 31, 2022, 2023 and 2024 are referred to herein as fiscal 2022, fiscal 2023 and fiscal 2024, respectively.
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

We sell our platform through our direct sales force and our growing ecosystem of partners. Our platform is broadly accessible to a wide range of enterprises, as well as governments and organizations. We have customers in a range of industries, including retail and e-commerce, travel and hospitality, financial services and insurance, software and technology, gaming, media and entertainment and industrials. We focus our selling efforts on the largest global enterprises with the most complex data requirements, and we have cloud-based, fully managed offerings for enterprises looking for a turnkey version of our platform.
We have achieved significant growth over our operating history. For the three months ended April 30, 2023 and 2022, our revenue was $41.0 million and $34.9 million, respectively, representing period-over-period growth of 18%. As of April 30, 2023 and 2022, our annual recurring revenue (“ARR”) was $172.2 million and $139.7 million, respectively, representing period-over-period growth of 23%. For the three months ended April 30, 2023 and 2022, our net loss was $21.9 million and $19.8 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.
Our Business Model
We generate the substantial majority of our revenue from sales of subscriptions, which accounted for 94% and 92% of total revenue for the three months ended April 30, 2023 and 2022, respectively. We derive a substantial majority of our subscription revenue from the Enterprise Edition of Couchbase Server and Couchbase Mobile. Couchbase Server is generally licensed per node, which we define as an instance of Couchbase running on a server. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 7am-5pm local time support, 5 days a week. These response times are for incidents of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3 incidents, which are less severe, are longer.
We also derive subscription revenue from our database-as-a-service offering. Our database-as-a-service offering, called Couchbase Capella, is sold on a consumption basis, which removes the need to license different node types separately. Couchbase Capella pricing delivers superior customer flexibility relative to other Cloud Service Providers (“CSPs”) as on-demand pricing allows customers to pay only for what they use based on hourly pricing and the credits purchased through our annual credit model expire only at the end of a 12-month period, rather than ratably throughout the year. We also provide automatic conversion to on-demand consumption when annual credits expire or are exhausted. Couchbase Capella credits can be purchased upfront to provide cost savings with volume discounts available based on credit quantity. We offer three pricing levels for Couchbase Capella, based on the support response time. Revenue from Couchbase Capella was not material for the three months ended April 30, 2023 and 2022.
The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances and is typically billed annually in advance. The timing and billing of large, multi-year contracts can create variability in revenue and deferred revenue between periods.
We also generate revenue from services, which represented 6% and 8% of our total revenue for the three months ended April 30, 2023 and 2022, respectively. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.
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
We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. A significant portion of our revenue in the three months ended April 30, 2023 and 2022 was attributable to our partner ecosystem.
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
Impact of Macroeconomic Conditions
Current macroeconomic conditions, including recessionary fears, inflation concerns, and rising interest rates as a result of government actions to combat inflation, as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. We are seeing longer deal cycles along with extra layers of scrutiny and approval, and customers electing to buy in smaller increments. Additionally, effects from foreign exchange fluctuations have impacted and may continue to impact our results of operations.
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
Key Business Metrics
Annual Recurring Revenue
We define ARR as of a given date as the annualized recurring revenue that we would contractually receive from our customers in the month ending 12 months following such date. Based on historical experience with customers, we assume all contracts will be automatically renewed at the same levels unless we receive notification of non-renewal and are no longer in negotiations prior to the measurement date. ARR also includes revenue from consumption-based cloud credits of Couchbase Capella products. ARR for Couchbase Capella products in a customer’s initial year is calculated as described above; after a customer’s initial year it is calculated by annualizing the prior 90 days of actual consumption, assuming no increases or reductions in usage. ARR excludes revenue derived from the use of cloud products only based on on-demand arrangements and services revenue. ARR should be viewed independently of revenue, and does not represent our revenue under GAAP on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal dates. ARR is not intended to be a replacement for forecasts of revenue. Although we seek to increase ARR as part of our strategy of targeting large enterprise customers, this metric may fluctuate from period to period based on our ability to acquire new customers and expand within our existing customers. We believe that our ARR is an important indicator of the growth and performance of our business. We updated our definition of ARR in the third quarter of fiscal 2023 to clarify that the 90-day actual consumption methodology is only used after a customer’s initial year. The reason for this change is to better reflect the ARR for Couchbase Capella products following the launch of Couchbase Capella in fiscal 2022. ARR for prior periods have not been adjusted to reflect these changes as they are not material to any period previously presented.

	As of April 30,
	2023	2022

	(in millions)
ARR	$172.2	$139.7
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

	As of April 30,
	2023	2022
Customers	679	614

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
We define the non-GAAP financial measures below as their respective GAAP measures, excluding expenses related to stock-based compensation expense, employer payroll taxes on employee stock transactions and restructuring expense. We use these non-GAAP financial measures in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.
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

	Three Months Ended April 30,
	2023	2022

	(dollars in thousands)
Total revenue	$40,996	$34,853
Gross profit	$35,074	$30,202
Add: Stock-based compensation expense	338	216
Add: Employer taxes on employee stock transactions	10	2
Non-GAAP gross profit	$35,422	$30,420
Gross margin	85.6%	86.7%
Non-GAAP gross margin	86.4%	87.3%

Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation expense, employer taxes on employee stock transactions and restructuring expenses. We use non-GAAP operating loss and non-GAAP operating margin in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Three Months Ended April 30,
	2023	2022

	(dollars in thousands)
Total revenue	$40,996	$34,853
Loss from operations	$(22,533)	$(18,988)
Add: Stock-based compensation expense	9,275	5,450
Add: Employer taxes on employee stock transactions	267	133
Add: Restructuring(1)	46	—
Non-GAAP operating loss	$(12,945)	$(13,405)
Operating margin	(55)%	(54)%
Non-GAAP operating margin	(32)%	(38)%
______________
(1) For the three months ended April 30, 2023, an immaterial amount of stock-based compensation expense related to restructuring charges was included in the restructuring expense line.
Non-GAAP Net Loss and Non-GAAP Net Loss Per Share
We define non-GAAP net loss attributable to common stockholders as net loss attributable to common stockholders, excluding stock-based compensation expense, employer taxes on employee stock transactions and restructuring expenses. We use non-GAAP net loss attributable to common stockholders and non-GAAP net loss per share attributable to common stockholders in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Three Months Ended April 30,
	2023	2022

	(in thousands, except per share data)
Net loss	$(21,875)	$(19,834)
Add: Stock-based compensation expense	9,275	5,450
Add: Employer taxes on employee stock transactions	267	133
Add: Restructuring(1)	46	—
Non-GAAP net loss	$(12,287)	$(14,251)
GAAP net loss per share	$(0.48)	$(0.45)
Non-GAAP net loss per share	$(0.27)	$(0.32)
Weighted average shares outstanding, basic and diluted	45,843	44,265
______________

(1) For the three months ended April 30, 2023, an immaterial amount of stock-based compensation expense related to restructuring charges was included in the restructuring expense line.
Free Cash Flow
We define free cash flow as cash used in operating activities less additions to property and equipment, which includes capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. For the three months ended April 30, 2023 and 2022, our free cash flow included cash paid for our unused Credit Facility (as defined below) and interest on our long-term debt of less than $0.1 million. Additionally, our free cash flow for the three months ended April 30, 2023, included $1.5 million of cash payments related to restructuring.

	Three Months Ended April 30,
	2023	2022

	( in thousands)
Net cash used in operating activities	$(7,181)	$(8,607)
Less: Additions to property and equipment	(1,288)	(799)
Free cash flow	$(8,469)	$(9,406)
Net cash provided by (used in) investing activities	$10,314	$(44,829)
Net cash provided by financing activities	$2,764	$6,139
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
Restructuring
Restructuring expenses primarily consist of efforts we have undertaken to improve operational efficiency. Restructuring activities include employee severance and related costs and stock-based compensation expense from modifications of vested awards granted to certain employees impacted by our restructuring plan. For further information on restructuring expense, refer to Note 12 in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Interest Expense
Interest expense consists primarily of unused credit facility fees related to our Credit Facility.

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
Results of Operations
The following table sets forth our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended April 30,
	2023	2022
Revenue:
License	$4,943	$5,007
Support and other	33,599	26,974
Total subscription revenue	38,542	31,981
Services	2,454	2,872
Total revenue	40,996	34,853
Cost of revenue:
Subscription(1)	3,673	2,396
Services(1)	2,249	2,255
Total cost of revenue	5,922	4,651
Gross profit	35,074	30,202
Operating expenses:
Research and development(1)	15,383	14,421
Sales and marketing(1)	32,553	26,843
General and administrative(1)	9,625	7,926
Restructuring(1)	46	—
Total operating expenses	57,607	49,190
Loss from operations	(22,533)	(18,988)
Interest expense	(25)	(25)
Other income (expense), net	1,433	(556)
Loss before income taxes	(21,125)	(19,569)
Provision for income taxes	750	265
Net loss	$(21,875)	$(19,834)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Cost of revenue—subscription	$193	$122
Cost of revenue—services	145	94
Research and development	2,768	1,899
Sales and marketing	3,241	1,987
General and administrative	2,928	1,348
Restructuring	1	—
Total stock-based compensation expense	$9,276	$5,450
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended April 30,
	2023	2022
Revenue:
License	12%	14%
Support and other	82	77
Total subscription revenue	94	92
Services	6	8
Total revenue	100	100
Cost of revenue:
Subscription	9	7
Services	5	6
Total cost of revenue	14	13
Gross profit	86	87
Operating expenses:
Research and development	38	41
Sales and marketing	79	77
General and administrative	23	23
Restructuring	*	—
Total operating expenses	141	141
Loss from operations	(55)	(54)
Interest expense	*	*
Other income (expense), net	3	(2)
Loss before income taxes	(52)	(56)
Provision for income taxes	2	1
Net loss	(53)%	(57)%
*   Represents less than 1%
Note: Certain figures may not sum due to rounding.

Comparison of Three Months Ended April 30, 2023 and 2022
Revenue

	Three Months Ended April 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenue
License	$4,943	$5,007	$(64)	(1)%
Support and other	33,599	26,974	6,625	25%
Total subscription revenue	38,542	31,981	6,561	21%
Services	2,454	2,872	(418)	(15)%
Total revenue	$40,996	$34,853	$6,143	18%
Subscription revenue increased by $6.6 million, or 21%, during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. Approximately 97% of the increase in revenue was attributable to growth from existing customers. Additionally, we increased our customer base from 614 customers as of April 30, 2022 to 679 customers as of April 30, 2023.
Services revenue decreased by $0.4 million, or 15%, during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The decrease in services revenue was primarily due to a decrease in delivery of professional services. We do not anticipate the same degree of strength in professional services in fiscal 2024 as we saw in fiscal 2023.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$3,673	$2,396	$1,277	53%
Services	2,249	2,255	(6)	—%
Total cost of revenue	$5,922	$4,651	$1,271	27%
Gross profit	$35,074	$30,202
Gross margin	85.6%	86.7%
Headcount (at period end)	67	57
Cost of subscription revenue increased by $1.3 million, or 53%, during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase in cost of subscription revenue was primarily due to an increase of $0.6 million related to the computing infrastructure costs associated with Couchbase Capella, an increase of $0.4 million in personnel-related costs associated with increased headcount and increased stock-based compensation related to our RSUs and an increase of $0.2 million related to the amortization of costs associated with capitalized internal-use software related to Couchbase Capella.
Cost of services revenue remained relatively flat during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. This was primarily due to a decrease of $0.3 million in contracted third-party professional services, offset by an increase of $0.3 million in personnel-related costs associated with merit increases and increased stock-based compensation related to our RSUs.
Gross margin decreased during the three months ended April 30, 2023 compared to the three months ended April 30, 2022, primarily due to changes in the mix of subscription and service revenue, including higher costs associated with the growth of our cloud offering.

Research and Development

	Three Months Ended April 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Research and development	$15,383	$14,421	$962	7%
Percentage of revenue	38%	41%
Headcount (at period end)	276	249
Research and development increased by $1.0 million, or 7%, during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase in research and development expenses was primarily due to an increase of $0.9 million in stock-based compensation related to our RSUs, an increase of $0.7 million associated with computing infrastructure costs and an increase of $0.2 million in contracted third-party professional services. This was partially offset by a decrease of $0.8 million in personnel-related costs despite headcount growth as part of our efforts to optimize our cost structure coupled with increased capitalized-internal use software costs.
Sales and Marketing

	Three Months Ended April 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$32,553	$26,843	$5,710	21%
Percentage of revenue	79%	77%
Headcount (at period end)	338	283
Sales and marketing increased by $5.7 million, or 21%, during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase in sales and marketing expenses was primarily due to an increase of $3.9 million in personnel-related costs associated with increased headcount, merit increases and higher stock-based compensation related to our RSUs and an increase of $1.8 million due to a return to more normal levels of travel-related costs to attend in-person events.
General and Administrative

	Three Months Ended April 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
General and administrative	$9,625	$7,926	$1,699	21%
Percentage of revenue	23%	23%
Headcount (at period end)	65	70
General and administrative increased by $1.7 million, or 21%, during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase in general and administrative expenses was primarily due to an increase of $1.9 million in personnel-related costs associated with merit increases and increased stock-based compensation related to our RSUs.
Interest Expense

	Three Months Ended April 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Interest expense	$(25)	$(25)	$—	—%
The interest expense during the three months ended April 30, 2023 compared to the three months ended April 30, 2022 remained flat.

Other Income (Expense), Net

	Three Months Ended April 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Other income (expense), net	$1,433	$(556)	$1,989	(358)%
Other income (expense), net increased by $2.0 million during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase in other income (expense), net was primarily driven by an increase of $1.2 million in interest income driven by higher yields on securities. There was an additional increase of $0.8 million in unrealized and realized foreign currency gains due to fluctuations in exchange rates.
Provision for Income Taxes

	Three Months Ended April 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Loss before income taxes	$(21,125)	$(19,569)	$(1,556)	8%
Provision for income taxes	750	265	$485	183%
Effective tax rate	(3.6)%	(1.4)%
Provision for income taxes increased by $0.5 million during the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase in provision for income taxes was primarily due to increased revenue in foreign entities.
Liquidity and Capital Resources
We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our IPO with net proceeds totaling $214.9 million. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2022 and 2023 and the three months ended April 30, 2023. As of April 30, 2023, we had an accumulated deficit of $432.4 million.
As of April 30, 2023, we had $163.6 million in cash, cash equivalents and short-term investments. We maintain our cash and cash equivalents, restricted cash and short-term investments with high-quality financial institutions. For more information, see "Concentration of Credit Risk" in Note 2 of our notes to the condensed consolidated financial statements. We believe our existing cash, cash equivalents and short-term investments and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and cash expenditures for at least the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future cash requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.
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
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2023, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $165.6 million. We expect to recognize revenue of $112.1 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
On June 5, 2023, we terminated our Credit Facility with Silicon Valley Bank. See Note 15 for further information.

Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,181)	$(8,607)
Investing activities	$10,314	$(44,829)
Financing activities	$2,764	$6,139
Operating Activities
Cash used in operating activities for the three months ended April 30, 2023 of $7.2 million primarily consisted of our net loss of $21.9 million, adjusted for non-cash charges of $14.6 million and net cash inflows of $0.1 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities include a $6.4 million increase in deferred revenue due to timing of billings, a $5.5 million increase in accounts payable due to timing of payments, and a $1.4 million decrease in prepaid expenses and other assets due to the timing of prepaid operating expenses. These changes were partially offset by a $4.8 million increase in deferred commissions related to increased sales during the period, a $4.1 million decrease in accrued compensation primarily due to the timing of bonus payments and purchases under our employee stock purchase plan, a $2.3 million increase in accounts receivable due to timing of billings and collections, a $1.3 million decrease in accrued expenses and other liabilities due to payments related to restructuring activities, and a $0.8 million decrease in lease liabilities driven by monthly rental payments for operating leases.
Cash used in operating activities for the three months ended April 30, 2022 of $8.6 million primarily consisted of our net loss of $19.8 million, adjusted for non-cash charges of $12.0 million and net cash outflows of $0.8 million from changes in our operating assets and liabilities. Changes in operating assets and liabilities primarily reflected a $11.8 million decrease in accounts receivable related to timing of billings and collections and a $1.0 million decrease in deferred revenue due to timing of billings. Additionally, there was a $8.1 decrease in accrued compensation primarily due to the timing of bonus payments and purchases under our employee stock purchase plan and a $3.8 million increase in deferred commissions related to increased sales during the period.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2023 of $10.3 million consisted of purchases of short-term investments net of maturities of $11.6 million and additions to property and equipment of $1.3 million.
Cash used in investing activities for the three months ended April 30, 2022 of $44.8 million consisted of purchases of short-term investments net of maturities and sales of $44.0 million and purchases of property and equipment of $0.8 million.
Financing Activities
Cash provided by financing activities for the three months ended April 30, 2023 of $2.8 million was primarily due to $1.9 million in proceeds from the issuance of common stock upon exercises of stock options, and $0.8 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Cash provided by financing activities for the three months ended April 30, 2022 of $6.1 million primarily consisted of $3.5 million in proceeds from the issuance of common stock under our employee stock purchase plan, and $2.6 million in proceeds from the issuance of common stock upon exercises of stock options.

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
For further information on our commitments and contingencies, refer to Note 9 in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended January 31, 2023. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, which was filed with the SEC on March 29, 2023, for additional information regarding our contractual obligations.
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
There have been no significant changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, which was filed with the SEC on March 29, 2023.
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
Interest Rate Risk
Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, U.S. government treasury securities, commercial paper, U.S. government agency securities, corporate debt securities, and asset-backed securities. As of April 30, 2023, we had cash and cash equivalents of $46.2 million and short-term investments of $117.4 million and no amounts outstanding under the Credit Facility. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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
As of April 30, 2023, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our results of operations and cash flows.

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
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. The last day of our fiscal year is January 31. Our fiscal years ended January 31, 2022 and 2023 are referred to herein as fiscal 2022 and fiscal 2023, respectively.
Risks Related to Our Industry and Business
We have a history of net losses and may not achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $68.5 million, $58.2 million, $21.9 million and $19.8 million for fiscal 2023, fiscal 2022 and the three months ended April 30, 2023 and 2022, respectively. As of April 30, 2023, we had an accumulated deficit of $432.4 million. We expect our costs to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our sales and marketing and expand our operations and infrastructure, both domestically and internationally. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. As we develop as a public company, we may incur additional legal, accounting and other expenses that we did not incur historically. Our efforts to reduce spend in certain areas may not be successful or result in the desired cost savings or may have unintended negative consequences. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.
We may not continue to grow on pace with historical rates.
Our historical revenue growth should not be considered indicative of our future performance. Our revenue was $154.8 million, $123.5 million, $41.0 million and $34.9 million for fiscal 2023, fiscal 2022 and the three months ended April 30, 2023 and 2022, respectively. However, you should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term. Our revenue growth rate may also decline in future periods for a number of reasons, including slowing adoption of or demand for our products and services, increasing competition, a decrease in the growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others. In addition, our revenue growth rate may experience increased volatility due to global societal and economic disruption. If our revenue growth rate declines, investors’ perceptions of our business and the market price of our common stock could be adversely affected.

If we fail to manage our growth effectively, our brand, business, financial condition and results of operations could be adversely affected.
We have experienced strong growth in our employee headcount, our geographic reach and our operations, and we expect to continue to grow in the future. Our employee headcount grew from 659 as of April 30, 2022 to 746 as of April 30, 2023. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain customer satisfaction. In addition, we have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in evolving industries, including market acceptance of our products and services, intense competition and our ability to manage our costs and operating expenses. Further, as our customers adopt our products and services for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology (“IT”), and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. In addition, we operate globally, sold subscriptions in more than 50 countries as of April 30, 2023 and have established numerous international subsidiaries. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. If we do not manage the growth of our business and operations effectively, the quality of our products and services and the efficiency of our operations could suffer. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, any of which could adversely affect our brand, business, financial condition and results of operations.
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
Our success also depends, in part, on our existing customers renewing their subscriptions upon the expiration of existing contract terms and our ability to expand our relationships with our existing customers, including broadening their use cases within our products and adopting additional Couchbase products and services. The non-cancelable term of our subscriptions typically ranges from one to three years but may be longer or shorter in limited circumstances. Our customers have no obligation to renew or upgrade their subscriptions, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms or capacity, or may decide to otherwise downgrade their subscriptions. For example, the impact of the macroeconomic environment has caused, and may in the future continue to cause, certain customers to request concessions including extended payment terms or better pricing, increased customer churn, a lengthening of our sales cycles with prospective customers, a delay of planned projects or expansions and reduced contract values with certain prospective and existing customers. Our customer retention or our customers’ use of our products and services may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products and services, our licensing models, the prices, features or perceived value of competing offerings, changes to our offerings or general economic conditions. Our business model entails significant investments in our technology, sales and marketing function and operations ahead of our planned growth. If these efforts fail and our customers do not renew, increase their subscriptions or increase their usage of our offerings, or if they renew their subscriptions on terms less favorable to us or fail to increase adoption of our products and services, our business, financial condition and results of operations would be adversely affected.

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
•the implementation of cost-saving activities, longer deal cycles, extra layers of scrutiny and approval, and customers electing to buy in smaller increments as a result of macroeconomic conditions;
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
Subscription revenue accounts for a significant portion of our revenue, comprising 94% and 92% of total revenue for the three months ended April 30, 2023 and 2022, respectively.
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
Prolonged economic uncertainties or downturns could adversely affect our business, financial condition and results of operations and key business metrics. Negative conditions in the general economy in either the United States or abroad, including inflation and rising interest rate concerns, conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster or global public health crisis, such as the COVID-19 pandemic or armed conflicts, could continue to cause a decrease in corporate spending on IT offerings in general and negatively affect the growth of our business.
These conditions could make it extremely difficult for our customers and us to forecast and plan future business activities accurately and could cause our customers to reevaluate their decision to purchase our products and services, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. In the current macroeconomic environment, we are seeing longer deal cycles, extra layers of scrutiny and approval, and customers electing to buy in smaller increments. Further, during challenging economic times, our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us, if at all. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our results of operations.
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
•exposure to regional or global public health issues and restrictions on travel or other measures undertaken by governments in response;
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
Additionally, the former employers of our new employees may attempt to assert that our new employees or we have breached their legal obligations, which may be time-consuming, distracting to management and may divert our resources. Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and to the extent the perceived value of our equity awards declines relative to those of our competitors, our ability to attract and retain highly skilled personnel may be harmed. Our ability to attract and retain personnel may also be affected by our recent restructuring activities. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition and results of operations could be adversely affected.
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
As of April 30, 2023, we maintained a $40.0 million revolving line of credit with the former Silicon Valley Bank (the “Credit Facility”), which was terminated on June 5, 2023. See Note 15 for further information. In the future, we may decide that it is advisable to replace the revolving line of credit with a new line of credit or other debt financing with another lender. There is a risk that we may not be able to negotiate terms of the new line of credit or additional debt financing that are as favorable as the terms of our prior indebtedness. Furthermore, if prevailing interest rates or other factors at the time of negotiation of the new line of credit or additional debt financing result in higher interest rates, then the interest expense relating to that new line of credit or additional debt financing would increase. Our ability to pay interest and repay the principal for any indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this “Risk Factors” section.
In the event we incur indebtedness, our debt obligations could adversely impact us. For example, these obligations could:
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado or flood, or a significant power outage or telecommunications failure, could disrupt our operations, mobile networks, the internet or the operations of our third-party service and technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires. In addition, any unforeseen public health crises, such as COVID-19, political crises, such as terrorist attacks, war and other political instability or other catastrophic events, whether in the United States or abroad, including the significant military action against Ukraine launched by Russia and any related political or economic response and counter responses or otherwise by various global actors or general effect on the global economy, can continue to adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our products and services or a delay in the provision of our products and services or could negatively impact consumer and business spending in the impacted regions or globally depending on the severity, any of which would adversely affect our business, financial condition and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate.
Risks Related to Our Dependence on Third Parties
If we are unable to maintain successful relationships with our partners, our business, financial condition and results of operations could be harmed.
We employ a go-to-market business model whereby a portion of our revenue is generated by sales through or with our partners, including CSPs, independent software vendors, systems integrators, technology partners, original equipment manufacturers, marketplaces, managed service providers and resellers, that further expand the reach of our direct sales force into additional geographies, sectors, industries and channels. We have entered, and intend to continue to enter, into reseller relationships in certain international markets where we do not have a local presence. We provide certain partners with specific training and programs to assist them in selling our products and services, but our efforts to provide training and build relationships may be ineffective. In addition, if our partners are unsuccessful in marketing and selling our products and services, it would limit our planned expansion into certain geographies, sectors, industries and channels. If we are unable to develop and maintain effective sales incentive programs for our partners, we may not be able to successfully incentivize these partners to sell our products and services to customers.
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
Our success depends, in part, upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, other intellectual property laws, confidentiality procedures and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, enforce and defend our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect or enforce our intellectual property rights adequately, our competitors might gain access to our proprietary technology and develop and commercialize similar or substantially identical products, services or technologies, and our business, financial condition, results of operations or prospects could be adversely affected. While we have patent applications pending in the United States, there can be no assurance that our patent applications will result in issued patents. As of April 30, 2023, we owned three issued U.S. patents, six U.S. non-provisional patent applications, one U.S. provisional patent application, one Patent Cooperation Treaty, or PCT, patent application, and five foreign patent applications. Pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file such national stage patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in such applications.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing data privacy, security and protection laws and regulations, intellectual property, employment and labor laws, workplace safety, consumer protection laws, anti-bribery laws, import and export controls, immigration laws, federal securities laws and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Our regulatory risk profile may be heightened as a result of our fully hosted Couchbase Capella product. Noncompliance with applicable regulations or requirements could subject us to:
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
We have taken steps to protect the data on our systems and offerings, but our security measures or those of our customers or third-party service providers could be insufficient and breached as a result of third-party action, employee or user errors, technological limitations, defects or vulnerabilities in our systems or offerings or those of our third-party service providers, malfeasance, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from failure in technological resources, failure to comply with policies or otherwise. We have experienced and may continue to experience security incidents and attacks of varying types and degrees, including instances where our third-party providers have been impacted by a supply-chain attack and instances where there has been exposure and unauthorized use of credentials of our personnel. In addition, we have identified and been required to remediate or mitigate vulnerabilities in our code and in third-party code. We could be impacted by these and similar security incidents and vulnerabilities in the future, and our internal controls and operations regarding cybersecurity may not be effective in eliminating the risk of compromise of our systems, data and software. Additionally, with our employees and many employees of our third-party service providers working remotely, we may be exposed to increased risks of security breaches or incidents. For example, we have seen an increase in phishing attempts and spam emails over time and it is possible this trend will continue. Also, due to political uncertainty and military actions associated with the significant military action against Ukraine launched by Russia, we and our third-party service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services, as well as retaliatory cybersecurity attacks from Russian and affiliated actors against companies with a U.S. presence.

There can be no assurance that any security measures that we or our customers or third-party service providers have implemented will be effective against current or future security threats. We have developed systems and processes to protect the integrity, confidentiality, availability and security of our systems, data and software, but our security measures or those of our customers or third-party service providers could fail and result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of or loss of such systems, data and software. Through contractual provisions and third-party risk management processes, we take steps to require that our third-party providers and their subcontractors protect our data, but because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our data. A vulnerability in a third-party provider’s or a customer’s software or systems, a failure of our customers’ or third-party providers’ safeguards, policies or procedures or a breach of a customer’s or third-party provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our offerings, systems or the data housed in our third-party solutions. Further, because there are many different security breach techniques and such techniques continue to evolve, including through the use of generative artificial intelligence to launch more automated, targeted, and coordinated attacks, which may not be detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate, prevent or detect attempted security breaches or other security incidents or react in a timely manner. If any of the foregoing were to occur, our customers and potential customers may lose trust in the security of our products or database software generally, which could adversely impact our brand, reputation and ability to retain existing customers or attract new customers. Additionally, though we continue to evaluate and take steps to enhance the security of our products and services, our data, our systems and our internal IT infrastructure, these efforts may cause us to incur substantial costs and may not be effective.
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

For example, the “Schrems II” decision issued by the Court of Justice of the European Union (“CJEU”) in July 2020 struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. In the same decision, the CJEU imposed additional obligations on companies when relying on standard contractual clauses. The European Commission has since issued new standard contractual clauses that account for the CJEU’s “Schrems II” decision. The Swiss Federal Data Protection and Information Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. On March 25, 2022, the United States and the European Commission announced that they agreed in principle on a new Trans-Atlantic Data Privacy Framework, subsequently named the EU-U.S. Data Privacy Framework (the “Framework”), to replace the Privacy Shield. There can be no certainty that the Framework will be implemented or will serve as an appropriate mechanism for us to transfer personal data to the United States. We may be required to take additional steps to legitimize any personal data transfers impacted by these developments and be subject to increasing costs of compliance and limitations on our customers and us. For example, we anticipate being required to engage in new contract negotiations with third parties that aid in processing data on our behalf and entering into new standard contractual clauses approved in the EU and United Kingdom, respectively, both of which are required to be implemented over time. More generally, we may find it necessary or desirable to modify our data handling practices, and this “Schrems II” decision or other legal challenges relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely affect our business, financial condition and results of operations.
The United Kingdom has adopted a version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the United Kingdom without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the United Kingdom and may intervene at any time with respect to its adequacy decision. The United Kingdom’s adequacy determination therefore is subject to uncertainty and may be subject to modification or revocation in the future, with the United Kingdom potentially being considered an “inadequate third country” under the GDPR and transfers of data from the European Economic Area (“EEA”) to the United Kingdom requiring a “transfer mechanism,” such as the EU’s standard contractual clauses. Furthermore, there will be increasing scope for divergence in application, interpretation and enforcement of data protection law between the United Kingdom and EEA. We continue to monitor and review the impact of any resulting changes to EU or United Kingdom law that could affect our operations. We may incur liabilities, expenses, costs and other operational losses under the GDPR and privacy laws of the applicable EU member states and the United Kingdom in connection with any measures we take to comply with them. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.
In addition, domestic data privacy laws continue to evolve and could require us to modify our data processing practices and policies and expose us to further regulatory or operational burdens. For example, the California Consumer Privacy Act (“CCPA”) took effect in January 2020. The CCPA imposes obligations on companies that process California residents’ personal information, including an obligation to provide certain new disclosures to such residents and creates new consumer rights, including relating to the access to, deletion of and sharing of personal information collected by covered businesses, including a consumer’s right to opt out of certain sales of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”) was approved by California voters in the November 3, 2020 election. Effective January 1, 2023, the CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency vested with authority to implement and enforce the CCPA and the CPRA.
Additionally, other states, including Colorado, Connecticut, Indiana, Iowa, Tennessee, Utah and Virginia, have enacted privacy laws that have gone or will go into effect between 2023 and 2026. While these new privacy laws share similarities with each other, as well as with the CPRA and CCPA, all these laws differ in many ways and we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.

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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. For example, the Inflation Reduction Act (the “IRA”) was signed into law on August 16, 2022, and was effective beginning in fiscal 2024. The IRA imposes a 15% minimum tax for large corporation on global adjusted financial statement income for tax years beginning after December 31, 2022, and a 1% excise tax on certain share repurchases occurring after December 31, 2022. We do not currently expect that the IRA will have a material impact on our income tax liability, but will continue to monitor this change in future periods. We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development (the “OECD”) and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. Further, unilateral measures such as Pillar Two and the global minimum tax, digital services tax and corresponding tariffs in response to such measures are creating additional uncertainty. If these proposals are passed, it is likely that we will have to pay higher income taxes in countries where such rules are applicable.
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
Generally accepted accounting principles in the United States ("GAAP") are subject to interpretation by the Financial Accounting Standards Board, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. Changes in accounting principles applicable to us, or varying interpretations of current accounting principles, in particular with respect to revenue recognition, could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of the change. Further, any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On June 5, 2023, the Company terminated the Credit Facility pursuant to Section 12.1 thereof. Any termination fee owed by the Company as required by Section 2.5(c) thereof has been waived by Silicon Valley Bank. At the time of termination, no borrowings were outstanding under the Credit Facility. Concurrently with the termination of the Credit Facility, all liens securing the Company’s obligations under the Credit Facility were released. Silicon Valley Bank has also been one of the Company’s commercial banks. The termination of the Credit Facility was for convenience, as the Company did not expect to use the Credit Facility.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
10.1*	Employment Agreement between the registrant and Huw Owen, dated as of June 8, 2022.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101) - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.					X
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

COUCHBASE, INC.

Date: June 7, 2023

	By:	/s/ MATTHEW M. CAIN
Matthew M. Cain
Chair, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREG HENRY
Greg Henry
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BILL CAREY
Bill Carey
Vice President and Chief Accounting Officer
(Principal Accounting Officer)