Form 10-Q
period 2023-07-31
Couchbase, Inc.
filed 2023-09-07
CIK 1845022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2023, the registrant had 47,074,529 shares of common stock outstanding.

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
•our expectations regarding new and evolving markets, as well as the impact of artificial intelligence (AI) in business;
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
2

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
3

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
•Our use of third-party open source software in our solutions, the availability of core portions of our source code on an open source or source available basis and contributions to our open source projects could negatively affect our ability to sell our products and provide our services, subject us to possible litigation and allow third parties to access and use software and technology that we use in our business, all of which could adversely affect our business and results of operations.
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
•Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business.
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

Part I – Financial Information
Item 1. Financial Statements (unaudited)
COUCHBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	As of July 31,	As of January 31,
	2023	2023
Assets
Current assets
Cash and cash equivalents	$41,437	$40,446
Short-term investments	124,361	127,856
Accounts receivable, net	32,453	39,847
Deferred commissions	12,787	13,096
Prepaid expenses and other current assets	8,034	8,234
Total current assets	219,072	229,479
Property and equipment, net	8,581	7,430
Operating lease right-of-use assets	5,620	6,940
Deferred commissions, noncurrent	7,736	7,524
Other assets	2,645	1,666
Total assets	$243,654	$253,039
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,156	$1,407
Accrued compensation and benefits	10,887	12,641
Other accrued expenses	4,874	6,076
Operating lease liabilities	2,984	3,117
Deferred revenue	79,721	71,716
Total current liabilities	101,622	94,957
Operating lease liabilities, noncurrent	3,271	4,543
Deferred revenue, noncurrent	3,219	3,275
Total liabilities	108,112	102,775
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 200,000,000 shares authorized as of July 31, 2023 and January 31, 2023; zero shares issued outstanding as of July 31, 2023 and January 31, 2023	—	—
Common stock, $0.00001 par value; 1,000,000,000 shares authorized as of July 31, 2023 and January 31, 2023; 47,063,914 and 45,432,029 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	—	—
Additional paid-in capital	588,845	561,547
Accumulated other comprehensive loss	(301)	(807)
Accumulated deficit	(453,002)	(410,476)
Total stockholders’ equity	135,542	150,264
Total liabilities and stockholders’ equity	$243,654	$253,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
License	$4,798	$6,382	$9,741	$11,389
Support and other	36,156	30,677	69,755	57,651
Total subscription revenue	40,954	37,059	79,496	69,040
Services	2,185	2,732	4,639	5,604
Total revenue	43,139	39,791	84,135	74,644
Cost of revenue:
Subscription	3,845	2,521	7,518	4,917
Services	2,064	2,260	4,313	4,515
Total cost of revenue	5,909	4,781	11,831	9,432
Gross profit	37,230	35,010	72,304	65,212
Operating expenses:
Research and development	16,292	14,341	31,675	28,762
Sales and marketing	32,348	27,473	64,901	54,316
General and administrative	10,459	8,429	20,084	16,355
Restructuring	—	—	46	—
Total operating expenses	59,099	50,243	116,706	99,433
Loss from operations	(21,869)	(15,233)	(44,402)	(34,221)
Interest expense	(18)	(25)	(43)	(50)
Other income (expense), net	1,255	261	2,688	(295)
Loss before income taxes	(20,632)	(14,997)	(41,757)	(34,566)
Provision for income taxes	19	372	769	637
Net loss	$(20,651)	$(15,369)	$(42,526)	$(35,203)
Net loss per share, basic and diluted	$(0.44)	$(0.34)	$(0.92)	$(0.79)
Weighted-average shares used in computing net loss per share, basic and diluted	46,714	44,648	46,285	44,459
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

Net loss	$(20,651)	$(15,369)	$(42,526)	$(35,203)
Other comprehensive loss:
Net unrealized gains (losses) on investments, net of tax	189	(162)	506	(848)
Total comprehensive loss	$(20,462)	$(15,531)	$(42,020)	$(36,051)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 30, 2023	46,155,499	$—	$573,791	$(490)	$(432,351)	$140,950
Issuance of common stock upon exercise of stock options	378,175	—	2,733	—	—	2,733
Vesting of restricted stock units	530,240	—	—	—	—	—
Stock-based compensation	—	—	12,321	—	—	12,321
Net unrealized losses on investments	—	—	—	189	—	189
Net loss	—	—	—	—	(20,651)	(20,651)
Balance as of July 31, 2023	47,063,914	$—	$588,845	$(301)	$(453,002)	$135,542

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 30, 2022	44,537,296	$—	$536,981	$(881)	$(361,816)	174,284
Issuance of common stock upon exercise of stock options	108,618	—	753	—	—	753
Vesting of restricted stock units	125,803	—	—	—	—	—
Stock-based compensation	—	—	6,880	—	—	6,880
Net unrealized losses on investments	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(15,369)	(15,369)
Balance as of July 31, 2022	44,771,717	$—	$544,614	$(1,043)	$(377,185)	$166,386

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	45,432,029	$—	$561,547	$(807)	$(410,476)	$150,264
Issuance of common stock upon exercise of stock options	767,552	—	4,650	—	—	4,650
Issuance of common stock in connection with employee stock purchase plan	74,113	—	847	—	—	847
Vesting of restricted stock units	790,220	—	—	—	—	—
Stock-based compensation	—	—	21,801	—	—	21,801
Net unrealized gains on investments	—	—	—	506	—	506
Net loss	—	—	—	—	(42,526)	(42,526)
Balance as of July 31, 2023	47,063,914	$—	$588,845	$(301)	$(453,002)	$135,542

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	43,847,484	$—	$525,392	$(195)	$(341,982)	$183,215
Issuance of common stock upon exercise of stock options	560,931	—	3,367	—	—	3,367
Issuance of common stock in connection with employee stock purchase plan	237,499	—	3,525	—	—	3,525
Vesting of restricted stock units	125,803	—	—	—	—	—
Stock-based compensation	—	—	12,330	—	—	12,330
Net unrealized losses on investments	—	—	—	(848)	—	(848)
Net loss	—	—	—	—	(35,203)	(35,203)
Balance as of July 31, 2022	44,771,717	$—	$544,614	$(1,043)	$(377,185)	$166,386
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities
Net loss	$(42,526)	$(35,203)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,635	1,466
Stock-based compensation, net of amounts capitalized	21,393	12,177
Amortization of deferred commissions	9,242	8,410
Non-cash lease expense	1,548	1,400
Foreign currency transaction losses	165	1,036
Other	(1,776)	301
Changes in operating assets and liabilities
Accounts receivable	7,537	7,329
Deferred commissions	(9,146)	(7,706)
Prepaid expenses and other assets	(118)	(1,214)
Accounts payable	1,745	3,543
Accrued compensation and benefits	(1,754)	(5,608)
Accrued expenses and other liabilities	(1,871)	1,035
Operating lease liabilities	(1,723)	(1,111)
Deferred revenue	7,949	(2,117)
Net cash used in operating activities	(7,700)	(16,262)
Cash flows from investing activities
Purchases of short-term investments	(64,315)	(69,468)
Maturities of short-term investments	70,120	32,802
Additions to property and equipment	(2,359)	(2,476)
Net cash provided by (used in) investing activities	3,446	(39,142)
Cash flows from financing activities
Proceeds from exercise of stock options	4,650	3,367
Proceeds from issuance of common stock under ESPP	847	3,525
Net cash provided by financing activities	5,497	6,892
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(252)	(838)
Net increase (decrease) in cash, cash equivalents and restricted cash	991	(49,350)
Cash, cash equivalents and restricted cash
Beginning of period	40,989	96,231
End of period	$41,980	$46,881
Cash and cash equivalents	$41,437	$46,338
Restricted cash included in other assets	543	543
Total cash, cash equivalents and restricted cash	$41,980	$46,881
Supplemental disclosures of cash activities
Cash paid for income taxes	$410	$359
Cash paid for interest	$43	$50
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$408	$153
Net change in unrealized gains or losses on available-for-sale debt securities	$506	$(848)
Change in purchases of property and equipment included in accounts payable and other accrued expenses	$22	$194
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
The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2023, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2023, are not necessarily indicative of the results to be expected for the year ending January 31, 2024, or for any other interim period or for any other future year.
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
No customer accounted for 10% or more of total revenue for the three and six months ended July 31, 2023 and 2022. No customer accounted for 10% or more of gross accounts receivable as of July 31, 2023, and one customer accounted for approximately 12% of gross accounts receivable as of January 31, 2023.
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
3. Cash Equivalents and Short-Term Investments
The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of July 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$12,667	$—	$—	$12,667
Total cash equivalents	12,667	—	—	12,667
Short-Term Investments
U.S. government treasury securities	96,024	1	(245)	95,780
U.S. government agency securities	11,928	—	(46)	11,882
Commercial paper	9,941	—	—	9,941
Corporate debt securities	3,957	—	(4)	3,953
Asset-backed securities	2,812	—	(7)	2,805
Total short-term investments	124,662	1	(302)	124,361
Total	$137,329	$1	$(302)	$137,028

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$29,239	$—	$—	$29,239
Corporate debt securities	$1,122	$—	$—	1,122
Total cash equivalents	30,361	—	—	30,361
Short-Term Investments
U.S. government treasury securities	71,981	1	(729)	71,253
U.S. government agency securities	7,839	3	(1)	7,841
Commercial paper	31,500	—	—	31,500
Corporate debt securities	11,952	—	(50)	11,902
Asset-backed securities	5,391	—	(31)	5,360
Total short-term investments	128,663	4	(811)	127,856
Total	$159,024	$4	$(811)	$158,217
During the three and six months ended July 31, 2023 and 2022, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income (expense), net in the condensed consolidated statements of operations.

As of July 31, 2023, the Company’s short-term investments consisted of $120.4 million and $4.0 million with a contractual maturity date of less than one year and greater than one year, respectively. As of January 31, 2023, the Company’s short-term investments consisted of $122.0 million and $5.9 million with a contractual maturity of less than one year and greater than one year, respectively.
The Company’s gross unrealized losses and fair values for short-term investments that were in an unrealized loss position as of July 31, 2023 and January 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	As of July 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(60)	$57,460	$(185)	$25,750	$(245)	$83,210
U.S. government agency securities	(46)	11,882	—	—	(46)	11,882
Corporate debt securities	(3)	2,953	(1)	999	(4)	3,952
Asset-backed securities	(5)	1,811	(2)	994	(7)	2,805
Total	$(114)	$74,106	$(188)	$27,743	$(302)	$101,849

	As of January 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(729)	$64,397	$—	$—	$(729)	$64,397
U.S. government agency securities	(1)	1,918	—	—	(1)	1,918
Corporate debt securities	(49)	8,909	(1)	1,999	(50)	10,908
Asset-backed securities	(31)	5,359	—	—	(31)	5,359
Total	$(810)	$80,583	$(1)	$1,999	$(811)	$82,582
As of July 31, 2023, the Company had 30 short-term investments in an unrealized loss position. As of January 31, 2023, the Company had 27 short-term investments in an unrealized loss position. As of July 31, 2023, the Company determined that the declines in the market value of its investment portfolio were not driven by credit related factors. During the three and six months ended July 31, 2023, the Company did not recognize any losses on its short-term investments due to credit related factors.
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

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of July 31, 2023
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$12,667	$—	$12,667
Total cash equivalents	12,667	—	12,667
Short-Term Investments
U.S. government treasury securities	—	95,780	95,780
U.S. government agency securities	—	11,882	11,882
Commercial paper	—	9,941	9,941
Corporate debt securities	—	3,953	3,953
Asset-backed securities	—	2,805	2,805
Total short-term investments	—	124,361	124,361
Total	$12,667	$124,361	$137,028

	As of January 31, 2023
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$29,239	$—	$29,239
Corporate debt securities	$—	1,122	1,122
Total cash equivalents	29,239	1,122	30,361
Short-Term Investments
U.S. government treasury securities	—	71,253	71,253
U.S. government agency securities	—	7,841	7,841
Commercial paper	—	31,500	31,500
Corporate debt securities	—	11,902	11,902
Asset-backed securities	—	5,360	5,360
Total short-term investments	—	127,856	127,856
Total	$29,239	$128,978	$158,217
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
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2023	2023
Prepaid expenses	$3,281	$4,140
Prepaid software	3,689	2,560
Other current assets	1,064	1,534
Total prepaid expenses and other current assets	$8,034	$8,234

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2023	2023
Computer equipment	$3,556	$3,586
Furniture and fixtures	342	342
Capitalized internal-use software	8,435	7,884
Leasehold improvements	1,889	1,889
Construction in progress—capitalized internal-use software	5,630	3,395
Total gross property and equipment	19,852	17,096
Accumulated depreciation and amortization	(11,271)	(9,666)
Total property and equipment, net	$8,581	$7,430
Depreciation and amortization expense was $0.7 million and $0.8 million for three months ended July 31, 2023 and 2022, respectively, and $1.6 million and $1.5 million for the six months ended July 31, 2023 and 2022, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $0.5 million and $0.5 million in the three months ended July 31, 2023 and 2022, respectively, and $1.2 million and $1.0 million for the six months ended July 31, 2023 and 2022, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2023	2023
Accrued bonus	$4,960	$5,944
Accrued commissions	2,501	3,593
Accrued payroll and benefits	2,194	1,995
Employee contributions under the ESPP	1,232	1,109
Total accrued compensation and benefits	$10,887	$12,641
Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2023	2023
Accrued professional fees	$1,051	$1,020
Sales and value added tax payable	234	737
Income taxes payable	1,590	743
Accrued restructuring	40	1,567
Other	1,959	2,009
Total other accrued expenses	$4,874	$6,076
6. Deferred Revenue and Remaining Performance Obligations
The following table presents the deferred revenue balances (in thousands):

	As of July 31,	As of January 31,
	2023	2023
Deferred revenue, current	$79,721	$71,716
Deferred revenue, noncurrent	3,219	3,275
Total deferred revenue	$82,940	$74,991

Changes in the deferred revenue balances during the six months ended July 31, 2023 and 2022 were as follows (in thousands):

	Six Months Ended July 31,
	2023	2022
Beginning balance	$74,991	$71,723
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(49,726)	(43,450)
Increases due to invoicing prior to satisfaction of performance obligations	57,675	41,333
Ending balance	$82,940	$69,606
Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of July 31, 2023, the Company’s RPOs were $170.6 million. The Company expects to recognize revenue of $114.4 million of these remaining performance obligations over the next twelve months with the remaining balances recognized thereafter.
7. Debt
Interest expense consisting primarily of unused Credit Facility (as defined below) fees was immaterial for both the three and six months ended July 31, 2023 and 2022.
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
In connection with the April 2019 amendment, the Company issued warrants to purchase 105,350 shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. The fair value of the warrants was recorded to equity and as a debt discount that was amortized to interest over the term of the loan. The total fair value of the common stock warrants was $0.4 million. As of July 31, 2023, all warrants were outstanding and exercisable.
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
The line of credit was secured with a pledge on substantially all the assets of the Company, except any intellectual property and was subject to a minimum revenue covenant. The amendment also added certain financial covenants, including covenants related to certain financial metrics, that if not met, would limit the amount of additional borrowings under the line of credit. The amended line of credit agreement also required the company to maintain an adjusted quick ratio (as defined by the agreement) of at least 1.15 to 1.0. The line of credit agreement also contained certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the Company’s ability to, among other things, incur debt and liens, maintain collateral accounts, undergo fundamental changes including mergers or consolidations, dispose assets including selling, transferring or assigning assets, pay dividends or other distributions or make or permit payments on any subordinated debt. The outstanding principal balance was due at maturity with interest payable monthly. The line of credit beared a variable annual interest rate of the prime rate plus 0.5%. The Company was required to pay a fee equal to 0.25% per annum on the unused portion of the line of credit. The Company was also subject to a termination fee ranging from 0.5% to 1.0% of the line of credit if the Company terminates the agreement prior to the maturity date.

On March 14, 2023, Silicon Valley Bridge Bank, N.A. announced that it had assumed the obligations and commitments of former Silicon Valley Bank, including the line of credit, and later became a division of First-Citizens Bank & Trust Company. The agreements that governed the former Silicon Valley Bank relationship remained in place. There were no changes to the terms of the Credit Facility and the Company had full access to its cash balances.
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
8. Leases
The Company leases facilities under non-cancelable operating leases, primarily for rent of office space. The Company's leases have various expiration dates through November 2027, some of which include options to extend the leases for up to three years. The Company does not have any finance leases.
Operating lease costs were $0.7 million and $0.8 million for the three months ended July 31, 2023 and 2022, respectively, and $1.5 million and $1.4 million for the six months ended July 31, 2023 and 2022, respectively. Variable lease costs were $0.2 million and $0.2 million during the three months ended July 31, 2023 and 2022, respectively, and $0.3 million and $0.4 million during the six months ended July 31, 2023 and 2022, respectively. Short-term lease costs were immaterial during the three and six months ended July 31, 2023 and 2022.
The following table presents supplemental cash flow information related to leases:

	Six Months Ended July 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,694	$1,529
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$130	$2,205
The following table presents supplemental balance sheet information related to operating leases (in thousands, except for lease term and discount rate):

	July 31, 2023	January 31, 2023
Operating lease right-of-use assets	$5,620	$6,940
Operating lease liabilities	$2,984	$3,117
Operating lease liabilities, noncurrent	3,271	4,543
Total operating lease liabilities	$6,255	$7,660
Weighted-average remaining lease term	2.3 years	2.7 years
Weighted-average discount rate	3.9%	3.8%
As of July 31, 2023, remaining maturities of operating lease liabilities were as follows (in thousands):

Period	Operating Leases
Remaining for Fiscal 2024	$1,647
Fiscal 2025	3,072
Fiscal 2026	1,218
Fiscal 2027	353
Fiscal 2028 and thereafter	250
Total lease payments	6,540
Less: imputed interest	(285)
Total	$6,255

9. Commitments and Contingencies
Other Contractual Commitments
Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.
As of July 31, 2023, there were no material changes to the Company’s contractual commitments since January 31, 2023.
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
10. Stockholders’ Equity and Employee Incentive Plans
Redeemable Convertible Preferred Stock
As of July 31, 2023, there were no shares of redeemable convertible preferred stock issued and outstanding.
The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 shares of common stock at a par value of $0.00001 as of July 31, 2023 and January 31, 2023.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of July 31, 2023 and January 31, 2023, no dividends had been declared.
As of July 31, 2023, the Company has reserved common stock for future issuance as follows:

Number of Shares
Stock options outstanding	6,961,108
Restricted stock units issued and outstanding	6,125,102
Remaining shares available for issuance under the 2021 Plan	2,234,791
Shares available for issuance under the 2023 Inducement Plan	1,079,006
ESPP	1,334,366
Common stock warrants	105,350
Total	17,839,723

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
As of July 31, 2023, there were 2.2 million shares available for grant under the 2021 Plan. The 2021 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2022, by an amount equal to the least of (i) 4,120,000 shares, (ii) five-percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2021 Plan no later than the last day of the immediately preceding Fiscal Year.
During the fiscal year ended January 31, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”), pursuant to which the Company reserved 1,300,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The maximum number of shares of our common stock that may be issued under the 2023 Inducement Plan will not exceed 1,300,000 shares. The 2023 Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule. As of July 31, 2023, there were 1.1 million shares available for grant under the 2023 Inducement Plan.
Employee Stock Purchase Plan
In July 2021, the Company established an Employee Stock Purchase Plan (“ESPP”) in which eligible employees may contribute up to 15% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s common stock on the purchase date. Participants are permitted to purchase a maximum of shares during each offering period and, initially, no participant may purchase more than 1,000 shares during any offering period. Starting with the offering period beginning September 21, 2023, participants may purchase up to 1,500 shares during any offering period.
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
The Company recognized stock-based compensation expense related to the ESPP of $0.3 million and $0.5 million during the three months ended July 31, 2023 and 2022, respectively, and $0.7 million and $1.3 million during the six months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, accrued ESPP employee payroll contributions of $1.2 million are included within accrued compensation and benefits in the consolidated balance sheet. ESPP payroll contributions used to purchase shares are reclassified to stockholders’ equity on the purchase date. As of July 31, 2023, $0.5 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 0.6 years.
During the six months ended July 31, 2023, 74,113 shares of common stock were issued under the ESPP.

Stock Options
The following table summarizes stock option activity under the Stock Plans for the six months ended July 31, 2023 (aggregate intrinsic value in thousands):

	Options Outstanding		Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Number of Options	Weighted- Average Exercise Price
Balances as of January 31, 2023	7,819,480	$9.78	5.21	$51,606
Options exercised	(767,552)	$6.06
Options granted	—	$—
Options cancelled	(90,820)	$19.94
Balances as of July 31, 2023	6,961,108	$10.06	4.97	$55,070
Options vested and expected to vest as of July 31, 2023	6,961,108	$10.06	4.97	$55,070
Options vested and exercisable as of July 31, 2023	6,110,028	$8.88	4.66	$53,060
No stock options were granted during the six months ended July 31, 2023 and 2022.
The aggregate intrinsic value of options exercised during the three months ended July 31, 2023 and 2022 was $4.5 million and $1.0 million, respectively, and $8.7 million and $7.7 million during the six months ended July 31, 2023 and 2022, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The Company recognized stock-based compensation expense related to stock options of $1.2 million and $2.4 million during the three and six months ended July 31, 2023, respectively.
As of July 31, 2023, there was $6.1 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.
Service-Based RSUs
During the year ended January 31, 2022, the Company began granting RSUs to its employees. RSUs granted had service-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service over two to four years, depending on the award, during which time the grants will vest quarterly.
The following table is a summary of service-based RSU activity for the six months ended July 31, 2023:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2023	3,442,982	$18.39
RSUs granted	2,628,090	$16.59
RSUs vested	(790,220)	$18.34
RSUs forfeited	(277,750)	$17.80
Balances as of July 31, 2023	5,003,102	$17.48
The aggregate fair value of the RSU awards granted was $4.3 million and $14.6 million during the three months ended July 31, 2023 and 2022, respectively, and $43.6 million and $64.3 million during the six months ended July 31, 2023 and 2022, respectively. This represents the fair value of the common stock on the date the service-based vesting awards were granted.
We recognized $8.5 million and $4.0 million in stock-based compensation expense related to service vesting-based RSUs during the three months ended July 31, 2023 and 2022, respectively, and $15.4 million and $6.4 million during the six months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, there was $79.7 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over a weighted-average vesting period of 2.5 years.

Performance-based and Market-based Awards
Modification of Market-Based Awards
On March 20, 2023, the Board of Directors approved a modification of the Company’s 1,060,000 outstanding Market-based RSUs granted to certain executive officers and members of senior management. This resulted in 840,000 of the awards modified to performance-based vesting and the other 220,000 remained market-based vesting with modified stock price targets and requisite service periods.
Performance-based Awards
The 840,000 awards granted to certain executive officers were modified from market-based vesting conditions to performance-based vesting conditions and will vest based on the Company achieving certain financial metrics over revised service periods. For the portion of the awards where the expectation of the achievement of performance conditions remained probable prior to and post modification, the Company accounted for this change as a Type I modification under ASC 718, Compensation—Stock Compensation. For the portion of the awards where the expectation of the achievement of performance conditions changed from probable prior to the modification to improbable post-modification, the Company accounted for this change as a Type II modification. The Company recognizes expense for performance-based RSUs ("PSUs") over the requisite service period based on management's expectation of the number of PSUs expected to vest. For any change in the expectation of the number of PSUs that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The incremental stock-based compensation expense related to these modified awards was $6.0 million.
During the six months ended July 31, 2023, the Company granted 70,000 PSUs to an executive officer pursuant to the 2021 Plan with vesting conditions identical to the modified awards discussed above. The grant date fair value of the award was $0.7 million.
We recognized a total of $1.7 million and $2.5 million in stock-based compensation expense related to PSUs during the three and six months ended July 31, 2023, respectively. As of July 31, 2023, there were 910,000 awards outstanding and a total of $8.2 million of unrecognized compensation expense related to PSUs expected to be recognized over an average vesting period of 1.3 years.
Market-based Awards
The 220,000 awards granted to certain members of senior management were modified to revise the 60-trading day stock price target of the Company’s common stock and the requisite service periods. The incremental stock-based compensation expense related to these modified awards was not material. As of July 31, 2023, there were 212,000 awards outstanding and a total of $1.7 million of unrecognized compensation expense related to market-based RSUs expected to be recognized over an average vesting period of 1.3 years.
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
No stock options were granted during the three and six months ended July 31, 2023 or 2022.
The fair value of employee stock purchase rights for the offering period under the 2021 ESPP was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended July 31,
	2023	2022
Employee Stock Purchase Plan:
Expected term (in years)	0.8	1.6
Expected volatility	66.9%	49.4%
Risk-free interest rate	4.8%	0.2%
Dividend yield	—	—
Stock-Based Compensation
Stock-based compensation expense, net of amounts capitalized was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of revenue—subscription	$236	$141	$429	$263
Cost of revenue—services	149	117	294	211
Research and development	3,614	2,087	6,382	3,986
Sales and marketing	4,032	2,463	7,273	4,450
General and administrative	4,086	1,919	7,014	3,267
Restructuring	—	—	1	—
Total stock-based compensation expense	$12,117	$6,727	$21,393	$12,177
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
The Company recorded an immaterial amount of income tax expense for the three months ended July 31, 2023 and $0.4 million for the three months ended July 31, 2022, and $0.8 million and $0.6 million for the six months ended July 31, 2023 and 2022, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on the Company’s domestic deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained. The Company has deferred tax attributes for stock-based compensation and fixed assets in the United Kingdom, and has not recorded a valuation allowance on the deferred tax attributes as of July 31, 2023. The Company will continue to evaluate for any future developments.

12. Restructuring
During the fiscal year ended January 31, 2023, the Company initiated a restructuring plan to improve operational efficiency. This resulted in severance and related costs and stock-based compensation related to modifications of vested awards granted to certain employees impacted by the restructuring plan. As of July 31, 2023, the restructuring plan is substantially complete.
Restructuring expense was as follows (in thousands):

Six Months Ended July 31, 2023
Employee severance and related costs	$45
Stock-based compensation	1
Total restructuring charges	$46
Accrued Restructuring
Restructuring liabilities are reported within accrued expenses in the condensed consolidated balance sheets. An immaterial amount was paid during the year ended January 31, 2023. The activity in our restructuring liabilities for the six months ended July 31, 2023 is as follows (in thousands):

Total
Balance as of January 31, 2023	$1,567
Restructuring charges and adjustments	45
Payments	(1,572)
Balance as of July 31, 2023	$40
13. Geographic Information
The following table depicts the disaggregation of revenue by geographic area based on the billing address of the customer (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
United States	$27,060	$23,806	$53,052	$45,142
International	16,079	15,985	31,083	29,502
Total	$43,139	$39,791	$84,135	$74,644
No individual foreign country contributed 10% or more of total revenue for the three and six months ended July 31, 2023 and 2022.
As of July 31, 2023 and January 31, 2023, the majority of the Company’s long-lived assets, including operating lease ROU assets, were located in the United States.

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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator
Net loss	$(20,651)	$(15,369)	$(42,526)	$(35,203)
Denominator
Weighted-average shares used in computing net loss per share, basic and diluted	46,714	44,648	46,285	44,459
Net loss per share, basic and diluted	$(0.44)	$(0.34)	$(0.92)	$(0.79)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of July 31,
	2023	2022
Stock options	6,961	8,297
RSUs	6,084	4,495
Employee stock purchase rights under the ESPP	113	154
Common stock warrants	105	105
Total	13,263	13,051

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
With nearly every aspect of our lives being transformed by digital innovation, enterprises are charged with building applications that enable delightful and meaningful customer experiences. Enterprises are increasingly reliant on applications, which in turn rely on databases to store, retrieve and operationalize data into action. Today, applications are operating at a scale, speed and dynamism unheard of just a decade ago. There is an increasing diversity of application types, modalities and delivery and consumption models, and the volume, velocity and variety of data on which they rely is growing at an exponential rate. Looking forward, there is potential for Artificial Intelligence (AI) to drastically transform business and the nature of modern applications as a whole. Consequently, the demand on enterprises and their databases is growing exponentially.
While legacy database technologies were built to the highest performance and reliability requirements of their generation, they are approaching the limits for which they were designed. The underlying architecture of these technologies has not changed significantly, while the requirements of the applications they need to support are changing dramatically, especially with the emergence of generative AI which relies heavily on real-time data. Legacy database technologies are buckling under the pressure of digital transformation, as they were not built to update and respond in microseconds, enable rich, customized user experiences and perform without latency.
We designed Couchbase to give enterprises a database for the modern cloud world. Our platform combines the best capabilities of a relational database, like SQL transactions and ACID guarantees, with the flexibility and scalability of a NoSQL database. This allows enterprises to confidently accelerate strategic initiatives such as more quickly moving business-critical applications into the cloud, improving application flexibility and increasing developer agility. For our customers, we facilitate a seamless transition from legacy relational databases to our modern cloud database platform resulting in better application scalability, user experience and security at the pace that works for them. We believe our unique architecture is also well-suited to power AI applications which require exceptionally high performance and scalability. We deliver this cloud database platform both as a customer-managed product and as a fully-managed database-as-a-service that is managed by Couchbase. Our database-as-a-service, called Couchbase Capella, supports a broad set of use cases, reducing a customer’s need to buy, deploy and manage additional databases or supporting technologies.

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
We have achieved significant growth over our operating history. For the six months ended July 31, 2023 and 2022, our revenue was $84.1 million and $74.6 million, respectively, representing period-over-period growth of 13%. As of July 31, 2023 and 2022, our annual recurring revenue (“ARR”) was $180.7 million and $145.2 million, respectively, representing period-over-period growth of 24%. For the six months ended July 31, 2023 and 2022, our net loss was $42.5 million and $35.2 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.
Our Business Model
We generate the substantial majority of our revenue from sales of subscriptions, which accounted for 94% and 92% of total revenue for the six months ended July 31, 2023 and 2022, respectively. We derive a substantial majority of our subscription revenue from the Enterprise Edition of Couchbase Server and Couchbase Mobile. Couchbase Server is generally licensed per node, which we define as an instance of Couchbase running on a server. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 7am-5pm local time support, 5 days a week. These response times are for incidents of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3 incidents, which are less severe, are longer.
We also derive subscription revenue from our database-as-a-service offering. Our database-as-a-service offering, called Couchbase Capella, is sold on a consumption basis, which removes the need to license different node types separately. Couchbase Capella pricing delivers superior customer flexibility relative to other Cloud Service Providers (“CSPs”) as on-demand pricing allows customers to pay only for what they use based on hourly pricing and the credits purchased through our annual credit model expire only at the end of a 12-month period, rather than ratably throughout the year. We also provide automatic conversion to on-demand consumption when annual credits expire or are exhausted. Couchbase Capella credits can be purchased upfront to provide cost savings with volume discounts available based on credit quantity. We offer three pricing levels for Couchbase Capella, based on the support response time. Revenue from Couchbase Capella was not material for both the six months ended July 31, 2023 and 2022.
The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances and is typically billed annually in advance. The timing and billing of large, multi-year contracts can create variability in revenue and deferred revenue between periods.
We also generate revenue from services, which represented 6% and 8% of our total revenue for the six months ended July 31, 2023 and 2022, respectively. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.
Our go-to-market strategy is focused on organizations that are modernizing existing applications or building net new applications. As an example, for large enterprises recognized as leaders in their respective industries, this could mean attempting to solve complicated business problems by digitally transforming their operations. For mid-size companies to start ups, this could be building a new product or service that seeks to disrupt an established market. As a result, Couchbase powers a wide variety of applications across a broad array of industries, from some of the largest and most complex enterprise applications worldwide to the next generation of personalized and dynamic apps. Through our highly instrumented “sell-to” go-to-market motion, we have built a direct sales organization that understands the strategic needs of enterprises as well as a marketing organization that emphasizes our enablement of digital transformation through our no-compromises approach to performance, resiliency, scalability, agility and total cost of ownership (“TCO”) savings.

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
We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. A significant portion of our revenue in the six months ended July 31, 2023 and 2022 was attributable to our partner ecosystem.
We employ a land-and-expand model centered around our platform offerings, which have a rapid time to production and time to value for our customers, and our sales and customer success organizations, which proactively guide customers to realize strategic and transformative use cases and drive greater adoption of our platform and services. Our marketing organization is focused on building our brand reputation and awareness. Our marketing initiatives drive awareness and demand for Couchbase products, starting at the top of the sales funnel with trial experiences. As part of these efforts, we offer application developers robust educational resources including a robust and growing community to help them learn more about our platform, including access to on-demand instructional webinars.
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
Key Business Metrics
Annual Recurring Revenue
We define ARR as of a given date as the annualized recurring revenue that we would contractually receive from our customers in the month ending 12 months following such date. Based on historical experience with customers, we assume all contracts will be automatically renewed at the same levels unless we receive notification of non-renewal and are no longer in negotiations prior to the measurement date. ARR also includes revenue from consumption-based cloud credits of Couchbase Capella products. ARR for Couchbase Capella products in a customer’s initial year is calculated as described above; after a customer’s initial year it is calculated by annualizing the prior 90 days of actual consumption, assuming no increases or reductions in usage. ARR excludes revenue derived from the use of cloud products only based on on-demand arrangements and services revenue. ARR should be viewed independently of revenue, and does not represent our revenue under GAAP on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal dates. ARR is not intended to be a replacement for forecasts of revenue. Although we seek to increase ARR as part of our strategy of targeting large enterprise customers, this metric may fluctuate from period to period based on our ability to acquire new customers and expand within our existing customers. We believe that our ARR is an important indicator of the growth and performance of our business. We updated our definition of ARR in the third quarter of fiscal 2023 to clarify that the 90-day actual consumption methodology is only used after a customer’s initial year. The reason for this change is to better reflect the ARR for Couchbase Capella products following the launch of Couchbase Capella in fiscal 2022. ARR for prior periods have not been adjusted to reflect this change as it is not material to any period previously presented.

	As of July 31,
	2023	2022

	(in millions)
ARR	$180.7	$145.2
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

	As of July 31,
	2023	2022
Customers	691	632

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(dollars in thousands)
Total revenue	$43,139	$39,791	$84,135	$74,644
Gross profit	$37,230	$35,010	$72,304	$65,212
Add: Stock-based compensation expense	385	258	723	474
Add: Employer taxes on employee stock transactions	21	22	31	24
Non-GAAP gross profit	$37,636	$35,290	$73,058	$65,710
Gross margin	86.3%	88.0%	85.9%	87.4%
Non-GAAP gross margin	87.2%	88.7%	86.8%	88.0%

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(dollars in thousands)
Total revenue	$43,139	$39,791	$84,135	$74,644
Loss from operations	$(21,869)	$(15,233)	$(44,402)	$(34,221)
Add: Stock-based compensation expense	12,117	6,727	21,392	12,177
Add: Employer taxes on employee stock transactions	533	147	800	280
Add: Restructuring(1)	—	—	46	—
Non-GAAP operating loss	$(9,219)	$(8,359)	$(22,164)	$(21,764)
Operating margin	(51)%	(38)%	(53)%	(46)%
Non-GAAP operating margin	(21)%	(21)%	(26)%	(29)%
______________
(1) For the six months ended July 31, 2023, an immaterial amount of stock-based compensation expense related to restructuring charges was included in the restructuring expense line.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(in thousands, except per share data)
Net loss	$(20,651)	$(15,369)	$(42,526)	$(35,203)
Add: Stock-based compensation expense	12,117	6,727	21,392	12,177
Add: Employer taxes on employee stock transactions	533	147	800	280
Add: Restructuring(1)	—	—	46	—
Non-GAAP net loss	$(8,001)	$(8,495)	$(20,288)	$(22,746)
GAAP net loss per share	$(0.44)	$(0.34)	$(0.92)	$(0.79)
Non-GAAP net loss per share	$(0.17)	$(0.19)	$(0.44)	$(0.51)
Weighted average shares outstanding, basic and diluted	46,714	44,648	46,285	44,459
______________

(1) For the six months ended July 31, 2023, an immaterial amount of stock-based compensation expense related to restructuring charges was included in the restructuring expense line.
Free Cash Flow
We define free cash flow as cash used in operating activities less additions to property and equipment, which includes capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. For the three months ended July 31, 2023 and 2022, our free cash flow included cash paid for our unused Credit Facility (as defined above) and interest on our long-term debt of less than $0.1 million. Additionally, our free cash flow for the three and six months ended July 31, 2023, included cash payments related to restructuring of less than $0.1 million and $1.6 million, respectively.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	( in thousands)
Net cash used in operating activities	$(519)	$(7,655)	$(7,700)	$(16,262)
Less: Additions to property and equipment	(1,071)	(1,677)	(2,359)	(2,476)
Free cash flow	$(1,590)	$(9,332)	$(10,059)	$(18,738)
Net cash provided by (used in) investing activities	$(6,868)	$5,687	3,446	(39,142)
Net cash provided by financing activities	$2,733	$753	5,497	6,892
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
License	$4,798	$6,382	$9,741	$11,389
Support and other	36,156	30,677	69,755	57,651
Total subscription revenue	40,954	37,059	79,496	69,040
Services	2,185	2,732	4,639	5,604
Total revenue	43,139	39,791	84,135	74,644
Cost of revenue:
Subscription(1)	3,845	2,521	7,518	4,917
Services(1)	2,064	2,260	4,313	4,515
Total cost of revenue	5,909	4,781	11,831	9,432
Gross profit	37,230	35,010	72,304	65,212
Operating expenses:
Research and development(1)	16,292	14,341	31,675	28,762
Sales and marketing(1)	32,348	27,473	64,901	54,316
General and administrative(1)	10,459	8,429	20,084	16,355
Restructuring(1)	—	—	46	—
Total operating expenses	59,099	50,243	116,706	99,433
Loss from operations	(21,869)	(15,233)	(44,402)	(34,221)
Interest expense	(18)	(25)	(43)	(50)
Other income (expense), net	1,255	261	2,688	(295)
Loss before income taxes	(20,632)	(14,997)	(41,757)	(34,566)
Provision for income taxes	19	372	769	637
Net loss	$(20,651)	$(15,369)	$(42,526)	$(35,203)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue—subscription	$236	$141	$429	$263
Cost of revenue—services	149	117	294	211
Research and development	3,614	2,087	6,382	3,986
Sales and marketing	4,032	2,463	7,273	4,450
General and administrative	4,086	1,919	7,014	3,267
Restructuring	—	—	1	—
Total stock-based compensation expense	$12,117	$6,727	$21,393	$12,177
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
License	11%	16%	12%	15%
Support and other	84	77	83	77
Total subscription revenue	95	93	94	92
Services	5	7	6	8
Total revenue	100	100	100	100
Cost of revenue:
Subscription	9	6	9	7
Services	5	6	5	6
Total cost of revenue	14	12	14	13
Gross profit	86	88	86	87
Operating expenses:
Research and development	38	36	38	39
Sales and marketing	75	69	77	73
General and administrative	24	21	24	22
Restructuring	—	—	*	—
Total operating expenses	137	126	139	133
Loss from operations	(51)	(38)	(53)	(46)
Interest expense	*	*	*	*
Other income (expense), net	3	1	3	*
Loss before income taxes	(48)	(38)	(50)	(46)
Provision for income taxes	*	1	1	1
Net loss	(48)%	(39)%	(51)%	(47)%
*   Represents less than 1%
Note: Certain figures may not sum due to rounding.

Comparison of Three and Six Months Ended July 31, 2023 and 2022
Revenue

	Three Months Ended July 31,				Six Months Ended July 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Revenue
License	$4,798	$6,382	$(1,584)	(25)%	$9,741	$11,389	$(1,648)	(14)%
Support and other	36,156	30,677	5,479	18%	69,755	57,651	12,104	21%
Total subscription revenue	40,954	37,059	3,895	11%	79,496	69,040	10,456	15%
Services	2,185	2,732	(547)	(20)%	4,639	5,604	(965)	(17)%
Total revenue	$43,139	$39,791	$3,348	8%	$84,135	$74,644	$9,491	13%
Subscription revenue increased by $3.9 million, or 11%, during the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase in subscription revenue was due to an increase in revenue from existing customers and new customers, as we increased our customer base from 632 customers as of July 31, 2022 to 691 customers as of July 31, 2023. Approximately 88% of the increase in revenue was attributable to growth from existing customers.
Subscription revenue increased by $10.5 million, or 15%, during the six months ended July 31, 2023 compared to the six months ended July 31, 2022. Approximately 91% of the increase in revenue was attributable to growth from existing customers.
Services revenue decreased by $0.5 million, or 20%, during the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The decrease in services revenue was primarily due to a decrease in delivery of professional services.
Services revenue decreased by $1.0 million, or 17%, during the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The decrease in services revenue was primarily due to a decrease in delivery of professional services. We do not anticipate the same degree of strength in professional services in fiscal 2024 as we saw in fiscal 2023.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	$3,845	$2,521	$1,324	53%	$7,518	$4,917	$2,601	53%
Services	2,064	2,260	(196)	(9)%	4,313	4,515	(202)	(4)%
Total cost of revenue	$5,909	$4,781	$1,128	24%	$11,831	$9,432	$2,399	25%
Gross profit	$37,230	$35,010			$72,304	$65,212
Gross margin	86.3%	88.0%			85.9%	87.4%
Headcount (at period end)	73	53			73	53
Cost of subscription revenue increased by $1.3 million, or 53%, during the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The change in cost of subscription revenue was primarily due to an increase of $0.7 million related to the computing infrastructure costs associated with Couchbase Capella and an increase of $0.5 million in personnel-related costs associated with increased headcount and increased stock-based compensation related to our RSUs.

Cost of subscription revenue increased by $2.6 million, or 53%, during the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The change in cost of subscription revenue was primarily due to an increase of $1.3 million related to the computing infrastructure costs associated with Couchbase Capella and an increase of $0.9 million in personnel-related costs associated with headcount growth and increased stock-based compensation related to our RSUs.
Cost of services revenue decreased by $0.2 million, or 9%, during the three months ended July 31, 2023 compared to the three months ended July 31, 2022. This was primarily due to a decrease of $0.2 million in contracted third-party professional services.
Cost of services revenue decreased by $0.2 million, or 4%, during the six months ended July 31, 2023 compared to the six months ended July 31, 2022. This was primarily due to a decrease of $0.5 million in contracted third-party professional services, offset by an increase of $0.2 million in personnel-related costs associated with merit increases and increased stock-based compensation related to our RSUs.
Gross margin decreased during both the three and six months ended July 31, 2023 compared to the three and six months ended July 31, 2022, primarily due to changes in the mix of subscription and service revenue, including higher costs associated with the growth of our cloud offering.
Research and Development

	Three Months Ended July 31,				Six Months Ended July 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Research and development	$16,292	$14,341	$1,951	14%	$31,675	$28,762	$2,913	10%
Percentage of revenue	38%	36%			38%	39%
Headcount (at period end)	298	254			298	254
Research and development increased by $2.0 million, or 14%, during the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The change in research and development expenses was primarily due to an increase of $1.5 million in stock-based compensation related to our RSUs and an increase of $0.2 million in contracted third-party professional services.
Research and development increased by $2.9 million, or 10%, during the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase in research and development expenses was primarily due to an increase of $2.4 million in stock-based compensation related to our RSUs, an increase of $0.7 million associated with computing infrastructure costs and an increase of $0.4 million in contracted third-party professional services. This was partially offset by a decrease of $0.7 million in personnel-related costs despite headcount growth as part of our efforts to optimize our cost structure coupled with increased capitalized-internal use software costs.
Sales and Marketing

	Three Months Ended July 31,				Six Months Ended July 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$32,348	$27,473	$4,875	18%	$64,901	$54,316	$10,585	19%
Percentage of revenue	75%	69%			77%	73%
Headcount (at period end)	348	297			348	297
Sales and marketing increased by $4.9 million, or 18%, during the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The change in sales and marketing expenses was primarily due to an increase of $5.0 million in personnel-related costs associated with headcount growth, merit increases and higher stock-based compensation related to our RSUs, partially offset by a decrease of $0.6 million in sales and marketing program expenses.

Sales and marketing increased by $10.6 million, or 19%, during the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The change in sales and marketing expenses was primarily due to an increase of $8.9 million in personnel-related costs associated with headcount growth, merit increases and higher stock-based compensation related to our RSUs and an increase of $2.2 million due to a return to more normal levels of travel-related costs to attend in-person events. This was partially offset by a decrease of $0.7 million in sales and marketing program expenses.
General and Administrative

	Three Months Ended July 31,				Six Months Ended July 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
General and administrative	$10,459	$8,429	$2,030	24%	$20,084	$16,355	$3,729	23%
Percentage of revenue	24%	21%			24%	22%
Headcount (at period end)	68	68			68	68
General and administrative increased by $2.0 million, or 24%, during the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The change in general and administrative expenses was primarily due to an increase of $2.2 million in stock-based compensation related to our RSUs, partially offset by a decrease of $0.4 million in corporate insurance expense.
General and administrative increased by $3.7 million, or 23%, during the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The change in general and administrative expenses was primarily due to an increase of $4.2 million in personnel-related costs associated with increased headcount, merit increases and higher stock-based compensation related to our RSUs, partially offset by a decrease of $0.7 million in corporate insurance expense.
Interest Expense

	Three Months Ended July 31,				Six Months Ended July 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Interest expense	$(18)	$(25)	$7	(28)%	$(43)	$(50)	$7	(14)%
The changes in interest expense during both the three and six months ended July 31, 2023 and 2022 were not material.
Other Income (Expense), Net

	Three Months Ended July 31,				Six Months Ended July 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$1,255	$261	$994	381%	$2,688	$(295)	$2,983	(1011)%
Other income (expense), net increased by $1.0 million during the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The change in other income (expense), net was primarily driven by an increase of $1.1 million in interest income driven by higher yields on securities, partially offset by an increase of $0.1 million in unrealized and realized foreign currency losses due to fluctuations in exchange rates.
Other income (expense), net increased by $3.0 million during the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The change in other income (expense), net was primarily driven by an increase of $2.3 million in interest income driven by higher yields on securities. There was an additional increase of $0.7 million in unrealized and realized foreign currency gains due to fluctuations in exchange rates.

Provision for Income Taxes

	Three Months Ended July 31,				Six Months Ended July 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(20,632)	$(14,997)	$(5,635)	38%	$(41,757)	$(34,566)	$(7,191)	21%
Provision for income taxes	19	372	$(353)	(95)%	769	637	$132	21%
Effective tax rate	(0.1)%	(2.5)%			(1.8)%	(1.8)%
The change in provision for income taxes for both the three and six months ended July 31, 2023 compared with the same period last year was primarily driven by the mix of income in foreign jurisdictions.
Liquidity and Capital Resources
We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our IPO with net proceeds totaling $214.9 million. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2022 and 2023 and the six months ended July 31, 2023. As of July 31, 2023, we had an accumulated deficit of $453.0 million.
As of July 31, 2023, we had $165.8 million in cash, cash equivalents and short-term investments. We maintain our cash and cash equivalents, restricted cash and short-term investments with high-quality financial institutions. For more information, see "Concentration of Credit Risk" in Note 2 of our notes to the condensed consolidated financial statements. We believe our existing cash, cash equivalents and short-term investments and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and cash expenditures for at least the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future cash requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.
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
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2023, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $170.6 million. We expect to recognize revenue of $114.4 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
On June 5, 2023, we terminated our Credit Facility with Silicon Valley Bank.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,700)	$(16,262)
Investing activities	$3,446	$(39,142)
Financing activities	$5,497	$6,892

Operating Activities
Cash used in operating activities for the six months ended July 31, 2023 of $7.7 million primarily consisted of our net loss of $42.5 million, adjusted for non-cash charges of $32.2 million and net cash inflows of $2.6 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities include a $7.9 million increase in deferred revenue due to timing of billings, a $7.5 million decrease in accounts receivable related to timing of billings and collections, and a $1.7 million increase in accounts payable due to timing of payments. These changes were partially offset by a $9.1 million increase in deferred commissions related to increased sales during the period, a $1.9 million decrease in accrued expenses and other liabilities due to the timing of accruals and payments, a $1.8 million decrease in accrued compensation primarily due to timing of bonus and commissions payments, and a $1.7 million decrease in lease liabilities driven by monthly rental payments for operating leases.
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
Investing Activities
Cash provided by investing activities for the six months ended July 31, 2023 of $3.4 million consisted of maturities of short-term investments net of purchases of $5.8 million and additions to property and equipment of $2.4 million.
Cash used in investing activities for the six months ended July 31, 2022 of $39.1 million consisted of purchases of short-term investments net of maturities and sales of $36.7 million and additions to property and equipment of $2.5 million.
Financing Activities
Cash provided by financing activities for the six months ended July 31, 2023 of $5.5 million was primarily due to $4.7 million in proceeds from the issuance of common stock upon exercises of stock options, and $0.8 million in proceeds from the issuance of common stock under our employee stock purchase plan.
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
Interest Rate Risk
Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, U.S. government treasury securities, commercial paper, U.S. government agency securities, corporate debt securities, and asset-backed securities. As of July 31, 2023, we had cash and cash equivalents of $41.4 million and short-term investments of $124.4 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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
As of July 31, 2023, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our results of operations and cash flows.

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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $68.5 million, $58.2 million, $42.5 million and $35.2 million for fiscal 2023, fiscal 2022 and the six months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, we had an accumulated deficit of $453.0 million. We expect our costs to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our sales and marketing and expand our operations and infrastructure, both domestically and internationally. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.
We may not continue to grow on pace with historical rates.
Our historical revenue growth should not be considered indicative of our future performance. Our revenue was $154.8 million, $123.5 million, $84.1 million and $74.6 million for fiscal 2023, fiscal 2022 and the six months ended July 31, 2023 and 2022, respectively. However, you should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate. Our revenue growth rate may also decline in future periods for a number of reasons, including slowing adoption of or demand for our products and services, increasing competition, a decrease in the growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others.

If we fail to manage our growth effectively, our brand, business, financial condition and results of operations could be adversely affected.
We have experienced strong growth in our employee headcount, our geographic reach and our operations, and we expect to continue to grow in the future. Our employee headcount grew from 672 as of July 31, 2022 to 787 as of July 31, 2023. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain customer satisfaction. In addition, we have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in evolving industries, including our ability to manage our costs and operating expenses. Further, as our customers adopt our products and services for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology (“IT”), and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. In addition, we operate globally and have established numerous international subsidiaries. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. If we do not manage the growth of our business and operations effectively, the quality of our products and services and the efficiency of our operations could suffer. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, any of which could adversely affect our brand, business, financial condition and results of operations.
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

We expect competition to increase with the entry of new companies and the introduction of innovative technologies. Start-ups and well-funded competitors investing in R&D may offer similar or superior products. Potential customers may believe that substitute technologies or ancillary solutions that address narrower segments overall are adequate for their needs. Our competitors could also introduce competitive pricing and performance characteristics or undertake more aggressive marketing campaigns than ours. Further, we have made portions of our source code available on an open source and source available basis and face risks if others compete effectively using our code. Additionally, some of our current or potential competitors have made or could make acquisitions of businesses or establish cooperative relationships, among themselves or with others, that may allow them to offer more directly competitive and comprehensive offerings than were previously offered and adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their offerings, including those that may incorporate artificial intelligence, more quickly than we do. For all of these reasons, we may not be able to compete successfully against our current or potential competitors. If we are unable to anticipate or effectively react to competitive challenges, our competitive position would weaken, and our business, financial condition and results of operations would be adversely affected.
We may fail to cost-effectively acquire new customers or obtain renewals, upgrades or expansions from our existing customers, which would adversely affect our business, financial condition and results of operations.
Attracting and retaining sales and marketing personnel, developing partner relationships and raising awareness of our platform, including leveraging Community Edition and free trials, are critical for customer acquisition, and failure to cost-effectively acquire new customers could negatively impact our growth.
Our success also depends, in part, on retaining existing customers through subscription renewals and expanding relationships, including broadening customers' use cases within our products and adopting additional Couchbase products and services. The non-cancelable term of our subscriptions are typically one to three years but may be longer or shorter in limited circumstances, and renewals or upgrades are not guaranteed. In addition, renewals might not have a similar contract period or differ in price, terms or capacity, or customers may decide to otherwise downgrade their subscriptions. For example, the impact of the macroeconomic environment has caused, and may in the future continue to cause, certain customers to request concessions including extended payment terms or better pricing, increased customer churn, a lengthening of our sales cycles with prospective customers, a delay of planned projects or expansions and reduced contract values with certain prospective and existing customers. Retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products and services, our licensing models, the prices, features or perceived value of competing offerings, changes to our offerings or general economic conditions. We invest significantly in our technology, sales and marketing functions. Failure to see commensurate customer adoption could harm our business.
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
In addition, expanding our customer base in new industry verticals depends on effective organization, focus and training of our sales and marketing personnel, efficient pricing and product strategies and educating the enterprise architects and application developers in such industries about the benefits and features of our products and services. Adapting our products and services and our marketing efforts to target specific industries will require significant resources. Inadequate returns on sales and marketing efforts and investments may harm our business.

The market for our products and services is relatively new and evolving, and our future success depends on the growth and expansion of this market.
It is uncertain whether the market for our products and services will continue to grow, how rapidly it will grow, or whether our products and services will be more widely adopted. For example, many enterprises have invested substantial resources into legacy database solutions and may be reluctant or unwilling to migrate to or invest in alternative solutions. Accordingly, any predictions or forecasts about our future growth, revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. Our success will depend, in part, on market acceptance and the widespread adoption of our products and services as an alternative to other offerings and the selection of our products and services over competing offerings that may have similar functionality. Technologies related to database offerings are still evolving and we cannot predict market acceptance of our products and services or the development of other competing offerings based on entirely new technologies. For example, we derive a substantial majority of our revenue from subscriptions for, and services related to Couchbase Server and Couchbase Mobile. Demand for our platform is affected by a number of factors, many of which are beyond our control, including continued market acceptance by existing customers and potential customers, the ability to expand the product for different use cases, the timing of development and releases of new offerings by our competitors, technological change and the growth or contraction in the market in which we compete. It is possible that customer adoption of our new products, such as Couchbase Capella, may replace a portion of customer spend on our existing products. If the market for database solutions, and for NoSQL database solutions in particular, does not continue to grow as expected, or if we are unable to continue to efficiently and effectively respond to the rapidly evolving trends and meet the demands of our customers, achieve more widespread market awareness and adoption of our products and services or otherwise manage the risks associated with the introduction of new products and services, our competitive position would weaken and our business, financial condition, results of operations and prospects would be adversely affected.
If we fail to innovate in response to changing customer needs, new technologies or other market requirements, our business, financial condition and results of operations could be harmed.
Our ability to attract new customers and expand our relationship with our existing customers depends, in part, on our ability to enhance and improve our products and services, introduce compelling new features and address additional use cases. To continue to grow our business, we must continue to enhance our products and services and develop features that reflect the constantly evolving nature of technology, regulations, and our customers’ needs. The success of any new or enhanced product or service features depends on several factors, including our anticipation of market changes and market demand, timely completion and delivery, adequate quality testing, integration with existing technologies and applications and competitive pricing. If our investments in new products and services, including Couchbase Capella, are not successful, our business, financial condition and results of operations would be adversely affected.
In addition, because our products and services are designed to operate with a variety of systems, applications, data and devices, we will need to continuously modify and enhance our products and services to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. The addition of new features and solutions to our products and services may increase our research and development expenses, compliance, personnel. security, infrastructure and other expenses. Any new features that we develop, including those that may incorporate artificial intelligence, may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related research and development and other related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we are unable to manage the risks associated with the development of new products and features, our business would be adversely affected. If new technologies emerge that enable others to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete effectively.
Our professional services and training revenues have grown as our subscription revenue has grown. We believe our investment in services facilitates the adoption of our products. Capella contains a service component and Capella customers may not require standalone services at the same rate as for our enterprise Server and Mobile offerings. As a result, as customers migrate to Capella, it is not clear if revenue from our services business will continue to grow at rates consistent with prior periods. Further, professional services and training may be seen as ancillary to our core product offerings. To the extent customers reduce spending due to macroeconomic conditions, we may see customers opt out of services, which may harm our results of operations.

We have a limited operating history, which makes it difficult to predict our future results of operations.
We were formed in 2011 with the merger of Membase, Inc. and CouchOne, Inc. Since our formation, we have frequently expanded our product features and services and evolved our pricing methodologies. Our limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include, among other things, our ability to manage our costs, accurately forecast revenue, gain new customers, retain or expand existing customers, introduce successful products, services and features and compete effectively.
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
Subscription revenue accounts for a significant portion of our revenue, comprising 94% and 92% of total revenue for the six months ended July 31, 2023 and 2022, respectively.
Sales of new or renewal subscriptions may decline and fluctuate as a result of a number of factors, including customers satisfaction, pricing, the prices of competitors’ products and reductions in our customers’ spending levels or fluctuations in customer usage of consumption-based offerings. If sales decline or if consumption-based customers consume Couchbase Capella at a slower rate than expected, our total revenue and revenue growth rate may decline.
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
Our sales force obtains new customers and drives additional sales to existing customers. We believe that there is significant competition for sales personnel, including sales representatives, sales managers and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in part, on our decision to hire and succeed in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. Our hiring, training and retention efforts have been, and may further be, hindered as a result of the intense competition for talent. New hires require significant training and may take significant time before they achieve full productivity, and our remote and online onboarding and training processes may be less effective than in-person training and take longer. Further, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If we are unable to attract, retain, motivate and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner or our sales personnel are not successful in bringing potential customers into the pipeline, converting them into new customers or increasing sales to our existing customer base, our business, financial condition and results of operations would be adversely affected.
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
Moreover, large customers often require proof of concept deployments, free trials or begin to deploy our products on a limited basis but nevertheless negotiate pricing discounts, which all increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage risks associated with sales cycles and sales to large customers, our business could be adversely affected.
If we are not able to maintain and enhance our brand, especially among enterprise architects, application developers and other key functions that support them, our business and results of operations may be adversely affected.
We believe that maintaining and enhancing our brand and our reputation as a leader in the market for database solutions is critical to our relationship with our existing customers and partners and our ability to attract new customers and partners. The successful promotion of our brand will depend on a number of factors, including our marketing efforts, our ability to foster awareness among enterprise architects, application developers and other key functions that support them, our ability to continue to develop high-quality products and services, our ability to successfully differentiate our products and services from those of our competitors, our ability to maintain the reputation of our products and services for data security and our ability to obtain, maintain, protect, defend and enforce our intellectual property and proprietary rights. Our brand promotion activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reports of our products and services, as well as the offerings of our competitors, and perception of our products and services in the marketplace may be significantly influenced by these reports. Negative reports, or reports that are less positive as compared to those of our competitors, may adversely affect our reputation and brand. Additionally, the performance of our partners may affect our reputation and brand if customers do not have a positive experience with our partners.

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
Prolonged economic uncertainties or downturns could adversely affect our business, financial condition and results of operations and key business metrics. Negative conditions in the general economy in either the United States or abroad, including inflation and rising interest rate concerns, conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster, global public health crisis or armed conflicts, could continue to cause a decrease in corporate spending on IT offerings in general and negatively affect the growth of our business.
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
Our products are complex, and therefore, undetected errors, failures or bugs have occurred in the past and may occur in the future. Our products are used in IT environments with different operating systems, system management software, applications, devices, databases, servers, storage, middleware, custom and third-party applications and equipment and networking configurations, which may cause errors or failures in the IT environment into which our products are deployed. This diversity increases the likelihood of errors or failures in those IT environments. Additionally, we rely upon third-party cloud hosting infrastructure providers to host our cloud offering. Despite testing by us, real or perceived errors, failures or bugs in our customer solutions, software or technology or the technology or software we license from third parties, including open source software, may not be found until our customers use our products. Real or perceived errors, failures or bugs in our products or the services upon which we rely could result in negative publicity, security related incidents such as data breaches, data loss, unavailability or corruption, loss of or delay in market acceptance of our products, harm to our brand, weakening of our competitive position or complaints or claims by customers for losses sustained by them or our failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any errors, failures or bugs in our products could impair our ability to attract new customers, retain existing customers or expand their use of our products, any of which could adversely affect our business, financial condition and results of operations.
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
If we are unable to address these or other problems encountered in connection with our international operations and expansion, our operations may be negatively impacted. Some of our business partners also have international operations and are subject to the risks described above. These and other factors could harm our ability to generate revenue outside of the United States and, consequently, adversely affect our business.
In addition, compliance with evolving foreign regulations may increase operational costs. Failure to comply with these laws and regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners and third-party service providers will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners or third-party service providers could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our products and services and could have an adverse effect on our business, financial condition and results of operations.
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
Our future success also depends, in part, on continuing to attract and retain highly skilled personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters are located, and in other locations, is intense, and our industry faces significant competition for skilled personnel as well as high employee attrition. In addition, the recent move by companies to offer a remote or hybrid work environment may increase competition for employees outside of our traditional office locations.
Additionally, the former employers of our new employees may assert that our new employees or we have breached legal obligations, which may be time-consuming, distracting to management and may divert our resources. Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and if the perceived value of our equity awards declines relative to those of our competitors, our ability to attract and retain highly skilled personnel may be harmed. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition and results of operations could be adversely affected.
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
If we are not able to maintain our culture, our business could be adversely affected.

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
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend on, among other things, our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to grow and to respond to business challenges could be significantly limited and our business could be adversely affected.
Future debt obligations could materially and adversely affect our business, financial condition or results of operations.
In the future, we may decide that it is advisable to enter a new line of credit or other debt financing. There is a risk that we may not be able to negotiate terms of the new line of credit or additional debt financing that are as favorable as the terms of our prior indebtedness. Furthermore, if prevailing interest rates or other factors at the time of negotiation of the new line of credit or additional debt financing result in higher interest rates, then the interest expense relating to that new line of credit or additional debt financing would increase. Our ability to pay interest and repay the principal for any indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this “Risk Factors” section.
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado or flood, or a significant power outage or telecommunications failure, could disrupt our operations, mobile networks, the internet or the operations of our third-party service and technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires. In addition, any unforeseen public health crises, political crises, such as terrorist attacks, war and other political instability or other catastrophic events, whether in the United States or abroad, including the significant military action against Ukraine launched by Russia and any related political or economic response and counter responses or otherwise by various global actors or general effect on the global economy, can continue to adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our products and services or a delay in the provision of our products and services or could negatively impact consumer and business spending in the impacted regions or globally depending on the severity, any of which would adversely affect our business, financial condition and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate.

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

Risks Related to Our Open Source and Intellectual Property
Our use of third-party open source software in our solutions, the availability of core portions of our source code on an open source or source available basis and contributions to our open source projects could negatively affect our ability to sell our products and provide our services, subject us to possible litigation and allow third parties to access and use software and technology that we use in our business, all of which could adversely affect our business and results of operations.
Our products include software that is licensed to us by third parties under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, because open source projects may have vulnerabilities and architectural instabilities, and also because open source licensors generally provide their software on an “as-is” basis and do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code even though our customers may insist on such protections in our contracts with them. We have historically elected to make core portions of our source code available on an open source basis to facilitate adoption as well as collaboration and participation from our application developer communities. However, we may not be successful in this strategy, and our move toward source-available licensing, as well as the continued availability of our source code, may enable others to compete more effectively against us. In addition, the public availability of the source code for such software may make it easier for others to compromise our products. We expect to continue to incorporate such open source software in our products and allow core portions of our source code to be available on an open source or source-available basis in the future.
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
Many of our products are available for free on the internet, including a substantial portion of our source code on open source or source available terms. Also, we may have limited or no direct visibility into who may be using our software or to what extent or purpose, so our ability to detect violations of our product licenses is extremely limited. If we are unable to manage the risks related to our licensing and distribution model, our business could be adversely affected. Additionally, we have adopted a source-available license, BSL 1.1, for certain of our publicly available source code. We believe that the move to BSL 1.1 enables us to fairly and transparently control commercialization of our source code. However, BSL 1.1 is not an open source license, which may negatively impact adoption of the source code, reduce our brand and product awareness and ultimately negatively impact our ability to compete, any of which may adversely affect our business.
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
Our success depends, in part, upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, other intellectual property laws, confidentiality procedures and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, enforce and defend our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect or enforce our intellectual property rights adequately, our competitors might gain access to our proprietary technology and develop and commercialize similar or substantially identical products, services or technologies, and our business, financial condition, results of operations or prospects could be adversely affected. While we have patent applications pending in the United States, there can be no assurance that our patent applications will result in issued patents. As of July 31, 2023, we owned five issued U.S. patents, eight U.S. non-provisional patent applications, one U.S. provisional patent application, two Patent Cooperation Treaty, or PCT, patent application, and four foreign patent applications. Pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file such national stage patent applications, we may lose our priority date with respect to our PCT patent application and any patent protection on the inventions disclosed in such applications.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing data privacy, security and protection laws and regulations, intellectual property, employment and labor laws, workplace safety, consumer protection laws, anti-bribery laws, import and export controls, immigration laws, federal securities laws and tax laws and regulations. Further, emerging tools and technologies we may utilize in our products and services, like artificial intelligence, may become subject to regulation under new laws or new applications of existing laws. In certain foreign jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:
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
We collect, use, store and transmit or otherwise process data as part of our business operations, including personal data in and across multiple jurisdictions. We also use third-party service providers to collect, use, store, transmit, maintain and otherwise process such information. Increasingly, threats from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse and general hacking have become more prevalent in our industry and our customers’ industries. Any of these security incidents could result in unauthorized access or damage to, or disablement, encryption, use, disclosure, modification, destruction, loss or other processing of, our data or customer data (including personal data), software or systems or disrupt our ability to provide our products and services. Any actual or perceived security incident could interrupt our operations, harm our reputation and brand, result in significant remediation and cybersecurity protection costs (including deploying additional personnel and modifying or enhancing our protection technologies and investigating and remediating any information security vulnerabilities), result in lost revenue, lead to regulatory investigations and orders, litigation, disputes, indemnity obligations, damages for breach of contract, penalties for violations of law or regulation and other legal risks, increase our insurance premiums, result in any other financial exposure, lead to loss of customer confidence in us or decreased use of our products and services and otherwise adversely affect our reputation, competitiveness, business, financial condition and results of operations.
We have taken steps to protect the data on our systems and offerings, but our security measures or those of our customers or third-party service providers could be insufficient and breached as a result of third-party action, employee or user errors, technological limitations, defects or vulnerabilities in our systems or offerings or those of our third-party service providers, malfeasance, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from failure in technological resources, failure to comply with policies or otherwise. We have experienced and may continue to experience security incidents and attacks of varying types and degrees, including instances where our third-party providers have been impacted by a supply-chain attack and instances where there has been exposure and unauthorized use of credentials of our personnel. In addition, we have identified and been required to remediate or mitigate vulnerabilities in our code and in third-party code. We could be impacted by these and other security incidents and vulnerabilities in the future, and our internal controls and operations regarding security may not be effective in eliminating the risk of compromise of our systems, data and software. Additionally, with our employees and many employees of our third-party service providers working remotely, we may be exposed to increased risks of security breaches or incidents. For example, we have seen an increase in phishing attempts and spam emails over time and it is possible this trend will continue. Also, due to political uncertainty, we and our third-party service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services, as well as retaliatory cybersecurity attacks from Russian and affiliated actors against companies with a U.S. presence.

There can be no assurance that any security measures that we or our customers or third-party service providers have implemented will be effective against current or future security threats. We have developed systems and processes to protect the integrity, confidentiality, availability and security of our systems, data and software, but our security measures or those of our customers or third-party service providers could fail and result in unauthorized access or damage to, or disablement, encryption, use, disclosure, modification, destruction or loss of, such systems, data and software. Through contractual provisions and third-party risk management processes, we take steps to require that our third-party providers and their subcontractors protect our data, but our ability to monitor their data security is limited, and we cannot ensure the security measures they take will be sufficient to protect our data. A vulnerability in a third-party provider’s or a customer’s software or systems, a failure of our customers’ or third-party providers’ safeguards, policies or procedures or a breach of a customer’s or third-party provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our offerings, systems or the data housed in our third-party solutions. Further, because there are many different security breach techniques and such techniques continue to evolve, including through the use of generative artificial intelligence to launch more automated, targeted and coordinated attacks, which may not be detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate, prevent or detect attempted security breaches or other security incidents or react in a timely manner.
We have contractual and other legal obligations to notify customers, regulators, impacted individuals or other relevant stakeholders of certain security incidents. We have made such notifications in the past and may be required to do so in the future. Such disclosures or the failure to comply with relevant requirements could lead to adverse consequences. Any security breach or other security incident that we or our third-party service providers experience, or the perception that one has occurred, could result in a loss of revenue or customer confidence in the security of our products and services, lead to negative publicity or otherwise harm our reputation and brand, reduce the demand for our products and services, disrupt normal business operations, divert management’s attention and resources, require us to spend material resources to investigate, correct existing or prevent future security breaches and incidents (including deploying additional personnel and modifying or enhancing our protection technologies and investigating and remediating any information security vulnerabilities), increase our insurance premiums or expose us to legal liabilities, including claims, litigation, regulatory enforcement and orders, disputes, investigations, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation, any of which could adversely affect our results of operations. In addition, our remediation efforts may not be successful. We cannot ensure that any limitation of liability provisions in our customer, partner, vendor and other contracts would be enforceable or adequate with respect to any security lapse or breach or other security incident or would otherwise protect us from any liabilities or damages with respect to any particular claim. These risks will increase as we continue to grow and evolve our offerings to collect, host, process, store and transmit increasing volumes of data, which may increasingly include sensitive and regulated data, such as protected health information, credit card information and some types of personally identifiable information.
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
We are subject to a variety of federal, state, local and international laws, rules and regulations, as well as industry standards, internal and external privacy policies and contractual obligations to third parties, relating to the collection, use, retention, security, disclosure, transfer, storage and other processing of personal information and other data. The regulatory framework governing data privacy, security, protection and transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future, and it is possible that these or other actual or future obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any actual or perceived failure by us, our suppliers or other third parties with whom we do business to comply with our contractual commitments, policies or federal, state, local or international regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general and legislatures and consumer protection agencies. In addition, security advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these standards even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the United Kingdom ("UK"), Switzerland and the EU. The EU has adopted the General Data Protection Regulation (“GDPR”), which went into effect in May 2018, and together with national legislation, regulations and guidelines of the EU member states, contains numerous requirements relating to the processing of personal data of EU data subjects, including the increased jurisdictional reach of the European Commission ("EC"), more robust obligations and additional requirements for data protection compliance programs by companies. EU member states are tasked under the GDPR to enact, and have enacted, certain legislation that adds to or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data. The GDPR also introduced numerous data processing and notification requirements and increased fines. In particular, under the GDPR, fines of up to 20 million euros or 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements apply not only to third-party transactions, but also to transfers of personal data between us and our subsidiaries, including employee information.
While we have taken steps to mitigate the impact on us with respect to transfers of personal data, the efficacy and longevity of these transfer mechanisms remains uncertain. The occurrence of unanticipated events and development of evolving technologies often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data and manner in which we conduct our business.
For example, there can be no certainty that the EU-U.S. Data Privacy Framework, which forms the basis of an adequacy decision by the EC to allow personal data transfers from the EU to the U.S., will be upheld if it is challenged, or whether it will be or remain implemented or serve as an appropriate mechanism for us to transfer personal data to the United States. Additionally, while the EC has issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction, this adequacy decision is subject to a four-year “sunset” period and the EC may intervene at any time with respect to its adequacy decision. We have in the past and may in the future be required to take additional steps to legitimize any personal data transfers impacted by these developments and be subject to increasing costs of compliance and limitations on our customers and us. More generally, we may find it necessary or desirable to modify our personal data handling practices, and the outcomes of legal challenges relating to cross-border personal data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, may continue to be challenged, which may adversely affect our business.
The UK has adopted a version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Furthermore, there will be increasing scope for divergence in application, interpretation and enforcement of data protection law between the UK and the European Economic Area. We continue to monitor and review the impact of any resulting changes to EU or UK law that could affect our operations. We may incur liabilities, expenses, costs and other operational losses under the GDPR and data protection laws of the applicable EU member states and the UK in connection with any measures we take to comply with them. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of personal data.

In addition, domestic data privacy laws continue to evolve and could require us to modify our data processing practices and policies and expose us to further regulatory or operational burdens. For example, the California Consumer Privacy Act (“CCPA”) took effect in January 2020 and was subsequently modified by the California Privacy Rights Act ("CPRA") which took effect in January 2023. The CCPA imposes obligations on companies that process California residents’ personal information, including an obligation to provide certain new disclosures to such residents and creates new consumer rights. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CPRA also created a new state agency vested with authority to implement and enforce the CCPA and the CPRA.
Additionally, other states, including Colorado, Connecticut, Indiana, Iowa, Tennessee, Utah, Montana, Florida, Oregon, Texas and Virginia, have enacted privacy laws that have gone or will go into effect between 2023 and 2026. While these new privacy laws may share similarities with each other, as well as with the CPRA and CCPA, they differ in many ways and we must comply with each if our operations fall within their scopes. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. We expect that this increase in legislation will continue to add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.
Additionally, in connection with Couchbase Capella, we may receive higher volumes of data, including sensitive and regulated data, which may require us to comply with additional legal or regulatory requirements. For example, we may store and process protected health information on behalf of our customers, which may subject us to a number of data protection, security and privacy requirements under our contracts and under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other laws and regulations. We may sign business associate agreements with certain of our customers and be directly subject to certain provisions of HIPAA applicable to business associates, as well as additional contractual requirements. We may also be subject to additional data protection, security and privacy requirements relating to cardholder data, including the Payment Card Industry Data Security Standard, and increased customer adoption of Couchbase Capella may result in further increases in such requirements. If we are, or are perceived to be, unable to maintain the privacy and security of such sensitive and regulated data, we could be subject to claims and demands by private parties, investigations and other proceedings by regulatory authorities, and significant fines, civil and criminal penalties and other liabilities.
Complying with these laws, regulations, amendments to or re-interpretations of existing laws and regulations and contractual or other obligations relating to privacy, security, data protection, transfer or localization and information security may require us to make changes to our products and services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation or other liabilities. Additionally, because the interpretation and application of many privacy, security, and data protection laws and regulations along with contractually imposed industry standards are uncertain, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory enforcement or orders, investigations, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our services and platform capabilities, any of which could require significant additional expense and have an adverse effect on our business, including impacting our ability to innovate, delaying our product development roadmap and adversely affecting our relationships with customers and our ability to compete. If we are obligated to fundamentally change our business activities and practices or modify our products and services, we may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new product features and services could be limited.
In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our products and services globally. Our customers expect us to meet certain voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to attract new customers or continue providing our services to certain customers and could harm our business. Further, the uncertain and shifting regulatory environment may cause concerns regarding privacy, data protection or security, and may cause our customers to resist providing the data that could improve our products and services, or limit the use and adoption of our products and services.

These laws, regulations, rules, industry standards and contractual or other obligations relating to privacy, security, data protection, transfers or localization and information security could require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and otherwise process data or, in some cases, impact our ability to offer our products and services in certain locations, to reach existing and potential customers or to derive insights from customer data globally. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards and obligations, or any inability to adequately address privacy, data protection or security-related concerns, even if unfounded, may limit the use and adoption of our products and services, reduce overall demand for our products and services, make it more difficult to meet expectations from or commitments to customers, impact our reputation or slow the pace at which we close sales transactions, any of which could harm our business, financial condition and results of operations.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business.
We are making investments in developing new product features using artificial intelligence technologies, including, for example, generative AI. Artificial intelligence technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of artificial intelligence into our products, or the use of our products as part of artificial intelligence technologies and applications, may result in new or enhanced governmental or regulatory scrutiny, litigation, intellectual property risks, confidentiality or security risks, ethical concerns or other complications that could harm our business, reputation or financial condition.
Uncertainty around artificial intelligence may require additional investment in the development and maintenance of proprietary datasets and development of appropriate protections and safeguards for handling the use of customer data with artificial intelligence technologies, which may be costly and could impact our expenses if we decide to expand generative AI into our product offerings. Artificial intelligence may create content that appears correct but is inaccurate or flawed. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm or legal liability.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On June 9, 2023, during our last fiscal quarter, Bill Carey, our Chief Accounting Officer and officer as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale from time to time of an aggregate of up to 29,085 shares of our common stock, the actual amount of which may be less based on tax withholdings and vesting conditions of PSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 30, 2024, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

Date: September 7, 2023

	By:	/s/ MATTHEW M. CAIN
Matthew M. Cain
Chair, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREG HENRY
Greg Henry
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BILL CAREY
Bill Carey
Vice President and Chief Accounting Officer
(Principal Accounting Officer)