Form 10-Q
period 2023-10-31
Couchbase, Inc.
filed 2023-12-07
CIK 1845022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 30, 2023, the registrant had 48,071,639 shares of common stock outstanding.

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
•our expectations regarding new and evolving markets, as well as the impact of artificial intelligence in business;
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

Part I – Financial Information
Item 1. Financial Statements (unaudited)
COUCHBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	As of October 31,	As of January 31,
	2023	2023
Assets
Current assets
Cash and cash equivalents	$46,907	$40,446
Short-term investments	109,719	127,856
Accounts receivable, net	30,494	39,847
Deferred commissions	12,874	13,096
Prepaid expenses and other current assets	7,450	8,234
Total current assets	207,444	229,479
Property and equipment, net	9,630	7,430
Operating lease right-of-use assets	5,259	6,940
Deferred commissions, noncurrent	7,896	7,524
Other assets	1,760	1,666
Total assets	$231,989	$253,039
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,172	$1,407
Accrued compensation and benefits	9,124	12,641
Other accrued expenses	3,399	6,076
Operating lease liabilities	2,980	3,117
Deferred revenue	71,529	71,716
Total current liabilities	90,204	94,957
Operating lease liabilities, noncurrent	2,742	4,543
Deferred revenue, noncurrent	3,775	3,275
Total liabilities	96,721	102,775
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 200,000,000 shares authorized as of October 31, 2023 and January 31, 2023; zero shares issued outstanding as of October 31, 2023 and January 31, 2023	—	—
Common stock, $0.00001 par value; 1,000,000,000 shares authorized as of October 31, 2023 and January 31, 2023; 48,055,227 and 45,432,029 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	—	—
Additional paid-in capital	604,637	561,547
Accumulated other comprehensive loss	(112)	(807)
Accumulated deficit	(469,257)	(410,476)
Total stockholders’ equity	135,268	150,264
Total liabilities and stockholders’ equity	$231,989	$253,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
License	$4,577	$3,519	$14,318	$14,908
Support and other	39,420	32,201	109,175	89,852
Total subscription revenue	43,997	35,720	123,493	104,760
Services	1,816	2,837	6,455	8,441
Total revenue	45,813	38,557	129,948	113,201
Cost of revenue:
Subscription	3,549	2,631	11,067	7,548
Services	1,562	2,244	5,875	6,759
Total cost of revenue	5,111	4,875	16,942	14,307
Gross profit	40,702	33,682	113,006	98,894
Operating expenses:
Research and development	15,903	13,998	47,578	42,760
Sales and marketing	31,602	27,448	96,503	81,764
General and administrative	10,739	8,828	30,823	25,183
Restructuring	—	—	46	—
Total operating expenses	58,244	50,274	174,950	149,707
Loss from operations	(17,542)	(16,592)	(61,944)	(50,813)
Interest expense	—	(26)	(43)	(76)
Other income (expense), net	1,298	317	3,986	22
Loss before income taxes	(16,244)	(16,301)	(58,001)	(50,867)
Provision for income taxes	11	376	780	1,013
Net loss	$(16,255)	$(16,677)	$(58,781)	$(51,880)
Net loss per share, basic and diluted	$(0.34)	$(0.37)	$(1.26)	$(1.16)
Weighted-average shares used in computing net loss per share, basic and diluted	47,586	44,932	46,724	44,619
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

Net loss	$(16,255)	$(16,677)	$(58,781)	$(51,880)
Other comprehensive loss:
Net unrealized gains (losses) on investments, net of tax	189	(332)	695	(1,180)
Total comprehensive loss	$(16,066)	$(17,009)	$(58,086)	$(53,060)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of July 31, 2023	47,063,914	$—	$588,845	$(301)	$(453,002)	$135,542
Issuance of common stock upon exercise of stock options	406,971	—	2,703	—	—	2,703
Issuance of common stock in connection with employee stock purchase plan	94,730	—	1,153	—	—	1,153
Vesting of restricted stock units	489,612	—	—	—	—	—
Stock-based compensation	—	—	11,936	—	—	11,936
Net unrealized gains on investments	—	—	—	189	—	189
Net loss	—	—	—	—	(16,255)	(16,255)
Balance as of October 31, 2023	48,055,227	$—	$604,637	$(112)	$(469,257)	$135,268

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of July 31, 2022	44,771,717	$—	$544,614	$(1,043)	$(377,185)	166,386
Issuance of common stock upon exercise of stock options	94,725	—	666	—	—	666
Issuance of common stock in connection with employee stock purchase plan	76,816	—	959	—	—	959
Vesting of restricted stock units	176,020	—	—	—	—	—
Stock-based compensation	—	—	7,097	—	—	7,097
Net unrealized losses on investments	—	—	—	(332)	—	(332)
Net loss	—	—	—	—	(16,677)	(16,677)
Balance as of October 31, 2022	45,119,278	$—	$553,336	$(1,375)	$(393,862)	$158,099

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	45,432,029	$—	$561,547	$(807)	$(410,476)	$150,264
Issuance of common stock upon exercise of stock options	1,174,523	—	7,353	—	—	7,353
Issuance of common stock in connection with employee stock purchase plan	168,843	—	2,000	—	—	2,000
Vesting of restricted stock units	1,279,832	—	—	—	—	—
Stock-based compensation	—	—	33,737	—	—	33,737
Net unrealized gains on investments	—	—	—	695	—	695
Net loss	—	—	—	—	(58,781)	(58,781)
Balance as of October 31, 2023	48,055,227	$—	$604,637	$(112)	$(469,257)	$135,268

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2022	43,847,484	$—	$525,392	$(195)	$(341,982)	$183,215
Issuance of common stock upon exercise of stock options	655,656	—	4,033	—	—	4,033
Issuance of common stock in connection with employee stock purchase plan	314,315	—	4,484	—	—	4,484
Vesting of restricted stock units	301,823	—	—	—	—	—
Stock-based compensation	—	—	19,427	—	—	19,427
Net unrealized losses on investments	—	—	—	(1,180)	—	(1,180)
Net loss	—	—	—	—	(51,880)	(51,880)
Balance as of October 31, 2022	45,119,278	$—	$553,336	$(1,375)	$(393,862)	$158,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities
Net loss	$(58,781)	$(51,880)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,034	2,304
Stock-based compensation, net of amounts capitalized	33,148	18,930
Amortization of deferred commissions	13,742	12,549
Non-cash lease expense	2,313	2,152
Foreign currency transaction losses	649	1,298
Other	(2,580)	177
Changes in operating assets and liabilities
Accounts receivable	9,114	13,404
Deferred commissions	(13,892)	(12,269)
Prepaid expenses and other assets	837	691
Accounts payable	1,735	1,476
Accrued compensation and benefits	(3,517)	(7,076)
Other accrued expenses	(2,997)	300
Operating lease liabilities	(2,561)	(1,930)
Deferred revenue	313	(11,108)
Net cash used in operating activities	(20,443)	(30,982)
Cash flows from investing activities
Purchases of short-term investments	(90,456)	(110,637)
Maturities of short-term investments	111,974	81,143
Additions to property and equipment	(3,425)	(4,093)
Net cash provided by (used in) investing activities	18,093	(33,587)
Cash flows from financing activities
Proceeds from exercise of stock options	7,353	4,033
Proceeds from issuance of common stock under ESPP	2,000	4,484
Net cash provided by financing activities	9,353	8,517
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(542)	(855)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,461	(56,907)
Cash, cash equivalents and restricted cash
Beginning of period	40,989	96,231
End of period	$47,450	$39,324
Cash and cash equivalents	$46,907	$38,781
Restricted cash included in other assets	543	543
Total cash, cash equivalents and restricted cash	$47,450	$39,324
Supplemental disclosures of cash activities
Cash paid for income taxes	$1,245	$620
Cash paid for interest	$43	$76
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$589	$497
Net change in unrealized gains or losses on available-for-sale debt securities	$695	$(1,180)
Change in purchases of property and equipment included in accounts payable and other accrued expenses	$224	$169
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
Couchbase, Inc. provides a leading cloud database platform for modern applications. Couchbase was incorporated in the State of Delaware in 2008 and is headquartered in Santa Clara, California. In these notes to the unaudited condensed consolidated financial statements, the “Company,” “Couchbase,” “we,” “us” and “our” refers to Couchbase, Inc. and its subsidiaries on a consolidated basis.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2023, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2023, are not necessarily indicative of the results to be expected for the year ending January 31, 2024, or for any other interim period or for any other future year.
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
No customer accounted for 10% or more of total revenue for the three and nine months ended October 31, 2023 and 2022. No customer accounted for 10% or more of gross accounts receivable as of October 31, 2023, and one customer accounted for approximately 12% of gross accounts receivable as of January 31, 2023.
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
3. Cash Equivalents and Short-Term Investments
The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of October 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$30,622	$—	$—	$30,622
Total cash equivalents	30,622	—	—	30,622
Short-Term Investments
U.S. government treasury securities	89,576	—	(63)	89,513
U.S. government agency securities	11,977	—	(41)	11,936
Corporate debt securities	5,813	—	(7)	5,806
Commercial paper	1,999	—	—	1,999
Asset-backed securities	466	—	(1)	465
Total short-term investments	109,831	—	(112)	109,719
Total	$140,453	$—	$(112)	$140,341

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$29,239	$—	$—	$29,239
Corporate debt securities	$1,122	$—	$—	1,122
Total cash equivalents	30,361	—	—	30,361
Short-Term Investments
U.S. government treasury securities	71,981	1	(729)	71,253
U.S. government agency securities	7,839	3	(1)	7,841
Corporate debt securities	11,952	—	(50)	11,902
Commercial paper	31,500	—	—	31,500
Asset-backed securities	5,391	—	(31)	5,360
Total short-term investments	128,663	4	(811)	127,856
Total	$159,024	$4	$(811)	$158,217
During the three and nine months ended October 31, 2023 and 2022, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income (expense), net in the condensed consolidated statements of operations.

As of October 31, 2023, the Company’s short-term investments consisted of $107.7 million and $2.0 million with a contractual maturity date of less than one year and greater than one year, respectively. As of January 31, 2023, the Company’s short-term investments consisted of $122.0 million and $5.9 million with a contractual maturity of less than one year and greater than one year, respectively.
The Company’s gross unrealized losses and fair values for short-term investments that were in an unrealized loss position as of October 31, 2023 and January 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	As of October 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(49)	$77,681	$(14)	$5,977	$(63)	$83,658
U.S. government agency securities	(41)	11,936	—	—	(41)	11,936
Corporate debt securities	(7)	5,806	—	—	(7)	5,806
Asset-backed securities	—	—	(1)	465	(1)	465
Total	$(97)	$95,423	$(15)	$6,442	$(112)	$101,865

	As of January 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(729)	$64,397	$—	$—	$(729)	$64,397
U.S. government agency securities	(1)	1,918	—	—	(1)	1,918
Corporate debt securities	(49)	8,909	(1)	1,999	(50)	10,908
Asset-backed securities	(31)	5,359	—	—	(31)	5,359
Total	$(810)	$80,583	$(1)	$1,999	$(811)	$82,582
As of October 31, 2023, the Company had 28 short-term investments in an unrealized loss position. As of January 31, 2023, the Company had 27 short-term investments in an unrealized loss position. As of October 31, 2023, the Company determined that the declines in the market value of its investment portfolio were not driven by credit related factors. During the three and nine months ended October 31, 2023, the Company did not recognize any losses on its short-term investments due to credit related factors.
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

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of October 31, 2023
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$30,622	$—	$30,622
Total cash equivalents	30,622	—	30,622
Short-Term Investments
U.S. government treasury securities	—	89,513	89,513
U.S. government agency securities	—	11,936	11,936
Corporate debt securities	—	5,806	5,806
Commercial paper	—	1,999	1,999
Asset-backed securities	—	465	465
Total short-term investments	—	109,719	109,719
Total	$30,622	$109,719	$140,341

	As of January 31, 2023
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$29,239	$—	$29,239
Corporate debt securities	$—	1,122	1,122
Total cash equivalents	29,239	1,122	30,361
Short-Term Investments
U.S. government treasury securities	—	71,253	71,253
U.S. government agency securities	—	7,841	7,841
Corporate debt securities	—	11,902	11,902
Commercial paper	—	31,500	31,500
Asset-backed securities	—	5,360	5,360
Total short-term investments	—	127,856	127,856
Total	$29,239	$128,978	$158,217
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
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2023	2023
Prepaid expenses	$3,058	$4,140
Prepaid software	3,475	2,560
Other current assets	917	1,534
Total prepaid expenses and other current assets	$7,450	$8,234

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2023	2023
Computer equipment	$3,753	$3,586
Furniture and fixtures	418	342
Capitalized internal-use software	8,435	7,884
Leasehold improvements	1,903	1,889
Construction in progress—capitalized internal-use software	6,791	3,395
Total gross property and equipment	21,300	17,096
Accumulated depreciation and amortization	(11,670)	(9,666)
Total property and equipment, net	$9,630	$7,430
Depreciation and amortization expense was $0.4 million and $0.8 million for three months ended October 31, 2023 and 2022, respectively, and $2.0 million and $2.3 million for the nine months ended October 31, 2023 and 2022, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $0.3 million and $0.6 million in the three months ended October 31, 2023 and 2022, respectively, and $1.5 million and $1.6 million for the nine months ended October 31, 2023 and 2022, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2023	2023
Accrued bonus	$4,060	$5,944
Accrued commissions	2,248	3,593
Accrued payroll and benefits	2,261	1,995
Employee contributions under the ESPP	555	1,109
Total accrued compensation and benefits	$9,124	$12,641
Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2023	2023
Accrued professional fees	$806	$1,020
Sales and value added tax payable	202	737
Income taxes payable	125	743
Accrued restructuring	—	1,567
Other	2,266	2,009
Total other accrued expenses	$3,399	$6,076
6. Deferred Revenue and Remaining Performance Obligations
The following table presents the deferred revenue balances (in thousands):

	As of October 31,	As of January 31,
	2023	2023
Deferred revenue, current	$71,529	$71,716
Deferred revenue, noncurrent	3,775	3,275
Total deferred revenue	$75,304	$74,991

Changes in the deferred revenue balances during the nine months ended October 31, 2023 and 2022 were as follows (in thousands):

	Nine Months Ended October 31,
	2023	2022
Beginning balance	$74,991	$71,723
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(63,887)	(56,768)
Increases due to invoicing prior to satisfaction of performance obligations	64,200	45,661
Ending balance	$75,304	$60,616
Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of October 31, 2023, the Company’s RPOs were $164.4 million. The Company expects to recognize revenue of $111.8 million of these remaining performance obligations over the next twelve months with the remaining balances recognized thereafter.
7. Debt
Interest expense consisting primarily of unused Credit Facility (as defined below) fees was immaterial for the three and nine months ended October 31, 2023 and 2022.
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
In connection with the April 2019 amendment, the Company issued warrants to purchase 105,350 shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. The fair value of the warrants was recorded to equity and as a debt discount that was amortized to interest over the term of the loan. The total fair value of the common stock warrants was $0.4 million. As of October 31, 2023, all warrants were outstanding and exercisable.
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
Operating lease costs were $0.8 million for both the three months ended October 31, 2023 and 2022, and $2.3 million and $2.2 million for the nine months ended October 31, 2023 and 2022, respectively. Variable lease costs were $0.2 million during both the three months ended October 31, 2023 and 2022, and $0.5 million and $0.6 million during the nine months ended October 31, 2023 and 2022, respectively. Short-term lease costs were immaterial during the three and nine months ended October 31, 2023 and 2022.
The following table presents supplemental cash flow information related to leases:

	Nine Months Ended October 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,535	$2,345
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$475	$2,205
The following table presents supplemental balance sheet information related to operating leases (in thousands, except for lease term and discount rate):

	October 31, 2023	January 31, 2023
Operating lease right-of-use assets	$5,259	$6,940
Operating lease liabilities	$2,980	$3,117
Operating lease liabilities, noncurrent	2,742	4,543
Total operating lease liabilities	$5,722	$7,660
Weighted-average remaining lease term	2.2 years	2.7 years
Weighted-average discount rate	4.2%	3.8%
As of October 31, 2023, remaining maturities of operating lease liabilities were as follows (in thousands):

Period	Operating Leases
Remaining for Fiscal 2024	$830
Fiscal 2025	3,160
Fiscal 2026	1,316
Fiscal 2027	436
Fiscal 2028 and thereafter	247
Total lease payments	5,989
Less: imputed interest	(267)
Total	$5,722

9. Commitments and Contingencies
Other Contractual Commitments
Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.
There were no material contractual commitments that were entered into during the nine months ended October 31, 2023 that were outside the ordinary course of business.
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
10. Stockholders’ Equity and Employee Incentive Plans
Redeemable Convertible Preferred Stock
As of October 31, 2023, there were no shares of redeemable convertible preferred stock issued and outstanding.
The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 shares of common stock at a par value of $0.00001 as of October 31, 2023 and January 31, 2023.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of October 31, 2023 and January 31, 2023, no dividends had been declared.
As of October 31, 2023, the Company has reserved common stock for future issuance as follows:

Number of Shares
Stock options outstanding	6,477,939
Restricted stock units issued and outstanding	5,479,990
Remaining shares available for issuance under the 2021 Plan	2,531,482
Shares available for issuance under the 2023 Inducement Plan	1,014,013
ESPP	1,239,636
Common stock warrants	105,350
Total	16,848,410

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
As of October 31, 2023, there were 2.5 million shares available for grant under the 2021 Plan. The 2021 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2022, by an amount equal to the least of (i) 4,120,000 shares, (ii) five-percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2021 Plan no later than the last day of the immediately preceding Fiscal Year.
During the fiscal year ended January 31, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”), pursuant to which the Company reserved 1,300,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The maximum number of shares of our common stock that may be issued under the 2023 Inducement Plan will not exceed 1,300,000 shares. The 2023 Inducement Plan was approved by the Company’s Board of Directors without stockholder approval in accordance with such rule. As of October 31, 2023, there were 1.0 million shares available for grant under the 2023 Inducement Plan.
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
Except for the initial offering period, the ESPP provides for 24-month offering periods beginning March 21 and September 21 of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began on July 22, 2021 and ended on September 20, 2023. The initial offering period consisted of four purchase periods with the first purchase date on March 21, 2022, and the final purchase period ending on September 20, 2023.
The Company recognized stock-based compensation expense related to the ESPP of $0.4 million during both the three months ended October 31, 2023 and 2022, and $1.0 million and $1.7 million during the nine months ended October 31, 2023 and 2022, respectively. As of October 31, 2023, accrued ESPP employee payroll contributions of $0.6 million are included within accrued compensation and benefits in the consolidated balance sheet. ESPP payroll contributions used to purchase shares are reclassified to stockholders’ equity on the purchase date. As of October 31, 2023, $2.1 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 1.0 year.
During the nine months ended October 31, 2023, 168,843 shares of common stock were issued under the ESPP.

Stock Options
The following table summarizes stock option activity under the Stock Plans for the nine months ended October 31, 2023 (aggregate intrinsic value in thousands):

	Options Outstanding		Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Number of Options	Weighted- Average Exercise Price
Balances as of January 31, 2023	7,819,480	$9.78	5.21	$51,606
Options exercised	(1,174,523)	$6.26
Options granted	—	$—
Options cancelled	(167,018)	$19.51
Balances as of October 31, 2023	6,477,939	$10.16	4.92	$45,231
Options vested and expected to vest as of October 31, 2023	6,477,939	$10.16	4.92	$45,231
Options vested and exercisable as of October 31, 2023	5,848,451	$9.16	4.67	$44,239
No stock options were granted during the nine months ended October 31, 2023 and 2022.
The aggregate intrinsic value of options exercised during the three months ended October 31, 2023 and 2022 was $4.7 million and $0.7 million, respectively, and $13.4 million and $8.4 million during the nine months ended October 31, 2023 and 2022, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The Company recognized stock-based compensation expense related to stock options of $0.8 million and $3.2 million during the three and nine months ended October 31, 2023, respectively.
As of October 31, 2023, there was $4.7 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.1 years.
Service-Based RSUs
During the year ended January 31, 2022, the Company began granting RSUs to its employees. RSUs granted had service-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service over two to four years, depending on the award, during which time the grants will vest quarterly.
The following table is a summary of service-based RSU activity for the nine months ended October 31, 2023:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2023	3,442,982	$18.39
RSUs granted	2,792,129	$16.57
RSUs vested	(1,279,832)	$17.93
RSUs forfeited	(513,289)	$17.66
Balances as of October 31, 2023	4,441,990	$17.46
The aggregate fair value of the RSU awards granted was $2.7 million and $4.9 million during the three months ended October 31, 2023 and 2022, respectively, and $46.3 million and $69.2 million during the nine months ended October 31, 2023 and 2022, respectively. This represents the fair value of the common stock on the date the service-based vesting awards were granted.
We recognized $8.6 million and $4.3 million in stock-based compensation expense related to service vesting-based RSUs during the three months ended October 31, 2023 and 2022, respectively, and $24.0 million and $10.7 million during the nine months ended October 31, 2023 and 2022, respectively. As of October 31, 2023, there was $69.5 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over a weighted-average vesting period of 2.2 years.

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
During the nine months ended October 31, 2023, the Company granted 70,000 PSUs to an executive officer pursuant to the 2021 Plan with vesting conditions identical to the modified awards discussed above. The grant date fair value of the award was $0.7 million.
We recognized a total of $1.6 million and $4.0 million in stock-based compensation expense related to PSUs during the three and nine months ended October 31, 2023, respectively. As of October 31, 2023, there were 840,000 awards outstanding and a total of $5.9 million of unrecognized compensation expense related to PSUs expected to be recognized over an average vesting period of 1.1 years.
Market-based Awards
The 220,000 awards granted to certain members of senior management were modified to revise the 60-trading day stock price target of the Company’s common stock and the requisite service periods. The incremental stock-based compensation expense related to these modified awards was not material. As of October 31, 2023, there were 198,000 awards outstanding and a total of $1.3 million of unrecognized compensation expense related to market-based RSUs expected to be recognized over an average vesting period of 1.1 years.
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
No stock options were granted during the three and nine months ended October 31, 2023 or 2022.
The fair value of employee stock purchase rights for the offering period under the 2021 ESPP was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended October 31,
	2023	2022
Employee Stock Purchase Plan:
Expected term (in years)	1.0	0.9
Expected volatility	62.9%	63.0%
Risk-free interest rate	5.3%	2.8%
Dividend yield	—	—
Stock-Based Compensation
Stock-based compensation expense, net of amounts capitalized was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of revenue—subscription	$130	$128	$559	$391
Cost of revenue—services	119	106	413	317
Research and development	3,116	1,905	9,498	5,891
Sales and marketing	4,188	2,413	11,461	6,863
General and administrative	4,202	2,201	11,216	5,468
Restructuring	—	—	1	—
Total stock-based compensation expense	$11,755	$6,753	$33,148	$18,930
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
The Company recorded an immaterial amount of income tax expense for the three months ended October 31, 2023 and $0.4 million for the three months ended October 31, 2022, and $0.8 million and $1.0 million for the nine months ended October 31, 2023 and 2022, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on the Company’s domestic deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained. The Company has deferred tax attributes for stock-based compensation and fixed assets in the United Kingdom, and has not recorded a valuation allowance on the deferred tax attributes as of October 31, 2023. The Company will continue to evaluate for any future developments.

12. Restructuring
During the fiscal year ended January 31, 2023, the Company initiated a restructuring plan to improve operational efficiency. This resulted in severance and related costs and stock-based compensation related to modifications of vested awards granted to certain employees impacted by the restructuring plan. As of October 31, 2023, the restructuring plan is complete.
Restructuring expense was as follows (in thousands):

Nine Months Ended October 31, 2023
Employee severance and related costs	$45
Stock-based compensation	1
Total restructuring charges	$46
Accrued Restructuring
Restructuring liabilities are reported within accrued expenses in the condensed consolidated balance sheets. An immaterial amount was paid during the year ended January 31, 2023. The activity in our restructuring liabilities for the nine months ended October 31, 2023 is as follows (in thousands):

Total
Balance as of January 31, 2023	$1,567
Restructuring charges and adjustments	45
Payments	(1,612)
Balance as of October 31, 2023	$—
13. Geographic Information
The following table depicts the disaggregation of revenue by geographic area based on the billing address of the customer (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
United States	$29,796	$24,443	$82,848	$69,585
International	16,017	14,114	47,100	43,616
Total	$45,813	$38,557	$129,948	$113,201
No individual foreign country contributed 10% or more of total revenue for the three and nine months ended October 31, 2023 and 2022.
As of October 31, 2023 and January 31, 2023, the majority of the Company’s long-lived assets, including operating lease ROU assets, were located in the United States.

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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator
Net loss	$(16,255)	$(16,677)	$(58,781)	$(51,880)
Denominator
Weighted-average shares used in computing net loss per share, basic and diluted	47,586	44,932	46,724	44,619
Net loss per share, basic and diluted	$(0.34)	$(0.37)	$(1.26)	$(1.16)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of October 31,
	2023	2022
Stock options	6,478	8,093
RSUs	5,438	4,290
Employee stock purchase rights under the ESPP	163	150
Common stock warrants	105	105
Total	12,184	12,638

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

We sell our platform through our direct sales force and our ecosystem of partners. Our platform is broadly accessible to a wide range of enterprises, as well as governments and organizations. We have customers in a range of industries, including retail and e-commerce, travel and hospitality, financial services and insurance, software and technology, gaming, media and entertainment and industrials. We focus our selling efforts on the largest global enterprises with the most complex data requirements, and we have cloud-based, fully managed offerings for enterprises looking for a turnkey version of our platform.
We have achieved significant growth over our operating history. For the nine months ended October 31, 2023 and 2022, our revenue was $129.9 million and $113.2 million, respectively, representing period-over-period growth of 15%. As of October 31, 2023 and 2022, our annual recurring revenue (“ARR”) was $188.7 million and $151.7 million, respectively, representing period-over-period growth of 24%. For the nine months ended October 31, 2023 and 2022, our net loss was $58.8 million and $51.9 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.
Our Business Model
We generate the substantial majority of our revenue from sales of subscriptions, which accounted for 95% and 93% of total revenue for the nine months ended October 31, 2023 and 2022, respectively. We derive a substantial majority of our subscription revenue from the Enterprise Edition of Couchbase Server and Couchbase Mobile. Couchbase Server is generally licensed per node, which we define as an instance of Couchbase running on a server. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 7am-5pm local time support, 5 days a week. These response times are for incidents of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3 incidents, which are less severe, are longer.
We also derive subscription revenue from our database-as-a-service offering. Our database-as-a-service offering, called Couchbase Capella, is sold on a consumption basis, which removes the need to license different node types separately. Couchbase Capella pricing delivers superior customer flexibility relative to other Cloud Service Providers (“CSPs”) as on-demand pricing allows customers to pay only for what they use based on hourly pricing and the credits purchased through our annual credit model expire only at the end of a 12-month period, rather than ratably throughout the year. We also provide automatic conversion to on-demand consumption when annual credits expire or are exhausted. Couchbase Capella credits can be purchased upfront to provide cost savings with volume discounts available based on credit quantity. We offer three pricing levels for Couchbase Capella, based on the support response time. Revenue from Couchbase Capella was not material for both the nine months ended October 31, 2023 and 2022.
The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances and is typically billed annually in advance. The timing and billing of large, multi-year contracts can create variability in revenue and deferred revenue between periods.
We also generate revenue from services, which represented 5% and 7% of our total revenue for the nine months ended October 31, 2023 and 2022, respectively. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.
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
We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. A significant portion of our revenue in the nine months ended October 31, 2023 and 2022 was attributable to our partner ecosystem.
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
Impact of Macroeconomic Conditions
Current macroeconomic conditions, including recessionary fears, inflation concerns, and rising interest rates as a result of government actions to combat inflation, as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. We continue to see longer deal cycles along with extra layers of scrutiny and approval, and customers electing to buy in smaller increments. Additionally, effects from foreign exchange fluctuations have impacted and may continue to impact our results of operations.
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
Continuing to Expand Within Existing Customers
A significant part of our growth has been, and we expect will continue to be, driven by expansion within our existing customer base. Growth of our revenue from our existing customers results from increases in the scale of their deployment for existing use cases, or when customers utilize our platform to address new use cases. In addition, our professional services organization helps customers deploy new use cases and optimize their existing implementations. Our revenue from our subscription offerings varies depending on the scale and performance requirements of our customers’ deployments. We are focusing on growing our subscription revenue, particularly from enterprises, while delivering professional services and training to support this growth. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate of over 115% in the past eight quarters.

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

	As of October 31,
	2023	2022

	(in millions)
ARR	$188.7	$151.7
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

	As of October 31,
	2023	2022
Customers	715	658

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(dollars in thousands)
Total revenue	$45,813	$38,557	$129,948	$113,201
Gross profit	$40,702	$33,682	$113,006	$98,894
Add: Stock-based compensation expense	249	234	972	708
Add: Employer taxes on employee stock transactions	55	12	86	36
Non-GAAP gross profit	$41,006	$33,928	$114,064	$99,638
Gross margin	88.8%	87.4%	87.0%	87.4%
Non-GAAP gross margin	89.5%	88.0%	87.8%	88.0%

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(dollars in thousands)
Total revenue	$45,813	$38,557	$129,948	$113,201
Loss from operations	$(17,542)	$(16,592)	$(61,944)	$(50,813)
Add: Stock-based compensation expense	11,755	6,753	33,147	18,930
Add: Employer taxes on employee stock transactions	757	210	1,557	490
Add: Restructuring(1)	—	—	46	—
Non-GAAP operating loss	$(5,030)	$(9,629)	$(27,194)	$(31,393)
Operating margin	(38)%	(43)%	(48)%	(45)%
Non-GAAP operating margin	(11)%	(25)%	(21)%	(28)%
______________
(1) For the nine months ended October 31, 2023, an immaterial amount of stock-based compensation expense related to restructuring charges was included in the restructuring expense line.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(in thousands, except per share data)
Net loss	$(16,255)	$(16,677)	$(58,781)	$(51,880)
Add: Stock-based compensation expense	11,755	6,753	33,147	18,930
Add: Employer taxes on employee stock transactions	757	210	1,557	490
Add: Restructuring(1)	—	—	46	—
Non-GAAP net loss	$(3,743)	$(9,714)	$(24,031)	$(32,460)
GAAP net loss per share	$(0.34)	$(0.37)	$(1.26)	$(1.16)
Non-GAAP net loss per share	$(0.08)	$(0.22)	$(0.51)	$(0.73)
Weighted average shares outstanding, basic and diluted	47,586	44,932	46,724	44,619
______________

(1) For the nine months ended October 31, 2023, an immaterial amount of stock-based compensation expense related to restructuring charges was included in the restructuring expense line.
Free Cash Flow
We define free cash flow as cash used in operating activities less additions to property and equipment, which includes capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. For both the nine months ended October 31, 2023 and 2022, our free cash flow included cash paid for our unused Credit Facility (as defined above) and interest on our long-term debt of less than $0.1 million. Additionally, our free cash flow for both the three and nine months ended October 31, 2023, included cash payments related to restructuring of less than $0.1 million and $1.6 million, respectively.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	( in thousands)
Net cash used in operating activities	$(12,743)	$(14,720)	$(20,443)	$(30,982)
Less: Additions to property and equipment	(1,066)	(1,617)	(3,425)	(4,093)
Free cash flow	$(13,809)	$(16,337)	$(23,868)	$(35,075)
Net cash provided by (used in) investing activities	$14,647	$5,555	18,093	(33,587)
Net cash provided by financing activities	$3,856	$1,625	9,353	8,517
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
License	$4,577	$3,519	$14,318	$14,908
Support and other	39,420	32,201	109,175	89,852
Total subscription revenue	43,997	35,720	123,493	104,760
Services	1,816	2,837	6,455	8,441
Total revenue	45,813	38,557	129,948	113,201
Cost of revenue:
Subscription(1)	3,549	2,631	11,067	7,548
Services(1)	1,562	2,244	5,875	6,759
Total cost of revenue	5,111	4,875	16,942	14,307
Gross profit	40,702	33,682	113,006	98,894
Operating expenses:
Research and development(1)	15,903	13,998	47,578	42,760
Sales and marketing(1)	31,602	27,448	96,503	81,764
General and administrative(1)	10,739	8,828	30,823	25,183
Restructuring(1)	—	—	46	—
Total operating expenses	58,244	50,274	174,950	149,707
Loss from operations	(17,542)	(16,592)	(61,944)	(50,813)
Interest expense	—	(26)	(43)	(76)
Other income (expense), net	1,298	317	3,986	22
Loss before income taxes	(16,244)	(16,301)	(58,001)	(50,867)
Provision for income taxes	11	376	780	1,013
Net loss	$(16,255)	$(16,677)	$(58,781)	$(51,880)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue—subscription	$130	$128	$559	$391
Cost of revenue—services	119	106	413	317
Research and development	3,116	1,905	9,498	5,891
Sales and marketing	4,188	2,413	11,461	6,863
General and administrative	4,202	2,201	11,216	5,468
Restructuring	—	—	1	—
Total stock-based compensation expense	$11,755	$6,753	$33,148	$18,930
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
License	10%	9%	11%	13%
Support and other	86	84	84	79
Total subscription revenue	96	93	95	93
Services	4	7	5	7
Total revenue	100	100	100	100
Cost of revenue:
Subscription	8	7	9	7
Services	3	6	5	6
Total cost of revenue	11	13	13	13
Gross profit	89	87	87	87
Operating expenses:
Research and development	35	36	37	38
Sales and marketing	69	71	74	72
General and administrative	23	23	24	22
Restructuring	*	*	*	*
Total operating expenses	127	130	135	132
Loss from operations	(38)	(43)	(48)	(45)
Interest expense	*	*	*	*
Other income (expense), net	3	1	3	*
Loss before income taxes	(35)	(42)	(45)	(45)
Provision for income taxes	*	1	1	1
Net loss	(35)%	(43)%	(45)%	(46)%
*   Represents less than 1%
Note: Certain figures may not sum due to rounding.

Comparison of Three and Nine Months Ended October 31, 2023 and 2022
Revenue

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Revenue
License	$4,577	$3,519	$1,058	30%	$14,318	$14,908	$(590)	(4)%
Support and other	39,420	32,201	7,219	22%	109,175	89,852	19,323	22%
Total subscription revenue	43,997	35,720	8,277	23%	123,493	104,760	18,733	18%
Services	1,816	2,837	(1,021)	(36)%	6,455	8,441	(1,986)	(24)%
Total revenue	$45,813	$38,557	$7,256	19%	$129,948	$113,201	$16,747	15%
Subscription revenue increased by $8.3 million, or 23%, during the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The increase in subscription revenue was due to an increase in revenue from existing customers and new customers, as we increased our customer base from 658 customers as of October 31, 2022 to 715 customers as of October 31, 2023. Approximately 89% of the increase in revenue was attributable to growth from existing customers.
Subscription revenue increased by $18.7 million, or 18%, during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. Approximately 90% of the increase in revenue was attributable to growth from existing customers.
Services revenue decreased by $1.0 million, or 36%, during the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The decrease in services revenue was primarily due to a decrease in delivery of professional services.
Services revenue decreased by $2.0 million, or 24%, during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The decrease in services revenue was primarily due to a decrease in delivery of professional services.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	$3,549	$2,631	$918	35%	$11,067	$7,548	$3,519	47%
Services	1,562	2,244	(682)	(30)%	5,875	6,759	(884)	(13)%
Total cost of revenue	$5,111	$4,875	$236	5%	$16,942	$14,307	$2,635	18%
Gross profit	$40,702	$33,682			$113,006	$98,894
Gross margin	88.8%	87.4%			87.0%	87.4%
Headcount (at period end)	66	59			66	59
Cost of subscription revenue increased by $0.9 million, or 35%, during the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The change in cost of subscription revenue was primarily due to an increase of $1.0 million related to the computing infrastructure costs associated with Couchbase Capella and an increase of $0.3 million in personnel-related costs associated with headcount growth and higher stock-based compensation expense. This increase was partially offset by a $0.4 million decrease in the amortization of costs associated with capitalized internal-use software due to certain costs that were fully amortized in the prior quarter.

Cost of subscription revenue increased by $3.5 million, or 47%, during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The change in cost of subscription revenue was primarily due to an increase of $2.2 million related to the computing infrastructure costs associated with Couchbase Capella and an increase of $1.3 million in personnel-related costs associated with headcount growth and higher stock-based compensation expense.
Cost of services revenue decreased by $0.7 million, or 30%, during the three months ended October 31, 2023 compared to the three months ended October 31, 2022. This was primarily due to a decrease of $0.4 million in contracted third-party professional services and a decrease of $0.2 million in personnel-related costs due to lower delivery of professional services.
Cost of services revenue decreased by $0.9 million, or 13%, during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. This was primarily due to a decrease of $0.8 million in contracted third-party professional services.
Gross margin increased during the three months ended October 31, 2023 compared to the three months ended October 31, 2022 primarily due to cost efficiencies as we scale Couchbase Capella. Gross margin decreased during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, primarily due to changes in the mix of subscription and service revenue.
Research and Development

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Research and development	$15,903	$13,998	$1,905	14%	$47,578	$42,760	$4,818	11%
Percentage of revenue	35%	36%			37%	38%
Headcount (at period end)	293	296			293	296
Research and development increased by $1.9 million, or 14%, during the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The change in research and development expenses was primarily due to an increase of $2.3 million in personnel-related costs associated with merit increases and higher stock-based compensation expense, partially offset by a decrease of $0.4 million in computing infrastructure costs and allocated overhead.
Research and development increased by $4.8 million, or 11%, during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase in research and development expenses was primarily due to an increase of $4.0 million in higher stock-based compensation expense and personnel-related costs associated with headcount growth and an increase of $0.6 million in contracted third-party professional services.
Sales and Marketing

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$31,602	$27,448	$4,154	15%	$96,503	$81,764	$14,739	18%
Percentage of revenue	69%	71%			74%	72%
Headcount (at period end)	351	309			351	309
Sales and marketing increased by $4.2 million, or 15%, during the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The change in sales and marketing expenses was primarily due to an increase of $4.6 million in personnel-related costs associated with headcount growth and higher stock-based compensation expense, partially offset by a decrease of $0.3 million in recruiting fees and a decrease of $0.2 million in expenses associated with software and subscription services dedicated for use by our sales and marketing organization.

Sales and marketing increased by $14.7 million, or 18%, during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The change in sales and marketing expenses was primarily due to an increase of $13.5 million in personnel-related costs associated with headcount growth and higher stock-based compensation expense and an increase of $2.2 million due to a return to more normal levels of travel-related costs to attend in-person events. This was partially offset by a decrease of $0.7 million in sales and marketing program expenses and a decrease of $0.3 million in expenses associated with software and subscription services dedicated for use by our sales and marketing organization.
General and Administrative

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
General and administrative	$10,739	$8,828	$1,911	22%	$30,823	$25,183	$5,640	22%
Percentage of revenue	23%	23%			24%	22%
Headcount (at period end)	69	63			69	63
General and administrative increased by $1.9 million, or 22%, during the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The change in general and administrative expenses was primarily due to an increase of $2.0 million in stock-based compensation expense, partially offset by a decrease of $0.2 million in corporate insurance expense.
General and administrative increased by $5.6 million, or 22%, during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The change in general and administrative expenses was primarily due to an increase of $6.1 million in in higher stock-based compensation expense and personnel-related costs associated with headcount growth, partially offset by a decrease of $1.0 million in corporate insurance expense.
Interest Expense

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Interest expense	$—	$(26)	$26	(100)%	$(43)	$(76)	$33	(43)%
The changes in interest expense during the three and nine months ended October 31, 2023 and 2022 were not material.
Other Income (Expense), Net

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$1,298	$317	$981	309%	$3,986	$22	$3,964	18018%
Other income (expense), net increased by $1.0 million during the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The change in other income (expense), net was primarily driven by an increase of $1.0 million in interest income driven by higher yields on securities.
Other income (expense), net increased by $4.0 million during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The change in other income (expense), net was primarily driven by an increase of $3.3 million in interest income driven by higher yields on securities. There was an additional decrease of $0.6 million in unrealized and realized foreign currency losses due to fluctuations in exchange rates.

Provision for Income Taxes

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(16,244)	$(16,301)	$57	—%	$(58,001)	$(50,867)	$(7,134)	14%
Provision for income taxes	11	376	$(365)	(97)%	780	1,013	$(233)	(23)%
Effective tax rate	(0.1)%	(2.3)%			(1.3)%	(2.0)%
The decrease in provision for income taxes for both the three and nine months ended October 31, 2023 compared with the same period last year was primarily driven by foreign excess tax benefits related to stock-based compensation expense.
Liquidity and Capital Resources
We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our IPO with net proceeds totaling $214.9 million. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2022 and 2023 and the nine months ended October 31, 2023. As of October 31, 2023, we had an accumulated deficit of $469.3 million.
As of October 31, 2023, we had $156.6 million in cash, cash equivalents and short-term investments. We maintain our cash and cash equivalents, restricted cash and short-term investments with high-quality financial institutions. For more information, see "Concentration of Credit Risk" in Note 2 of our notes to the condensed consolidated financial statements. We believe our existing cash, cash equivalents and short-term investments and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and cash expenditures for at least the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future cash requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.
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
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2023, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $164.4 million. We expect to recognize revenue of $111.8 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
On June 5, 2023, we terminated our Credit Facility with Silicon Valley Bank.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,443)	$(30,982)
Investing activities	$18,093	$(33,587)
Financing activities	$9,353	$8,517

Operating Activities
Cash used in operating activities for the nine months ended October 31, 2023 of $20.4 million primarily consisted of our net loss of $58.8 million, adjusted for non-cash charges of $49.3 million and net cash outflows of $11.0 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities include a $9.1 million decrease in accounts receivable related to timing of billings and collections, a $1.7 million increase in accounts payable due to timing of payments, and a $0.8 million decrease in prepaid expenses. These changes were partially offset by a $13.9 million increase in deferred commissions related to increased sales during the period, a $3.5 million decrease in accrued compensation primarily due to timing of bonus and commissions payments, a $3.0 million decrease in accrued expenses and other liabilities due to the timing of accruals and payments, and a $2.6 million decrease in lease liabilities driven by monthly rental payments for operating leases.
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
Investing Activities
Cash provided by investing activities for the nine months ended October 31, 2023 of $18.1 million consisted of maturities of short-term investments net of purchases of $21.5 million and additions to property and equipment of $3.4 million.
Cash used in investing activities for the nine months ended October 31, 2022 of $33.6 million consisted of purchases of short-term investments net of maturities of $29.5 million and additions to property and equipment of $4.1 million.
Financing Activities
Cash provided by financing activities for the nine months ended October 31, 2023 of $9.4 million was primarily due to $7.4 million in proceeds from the issuance of common stock upon exercises of stock options, and $2.0 million in proceeds from the issuance of common stock under our employee stock purchase plan.
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
Interest Rate Risk
Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, U.S. government treasury securities, commercial paper, U.S. government agency securities, corporate debt securities, and asset-backed securities. As of October 31, 2023, we had cash and cash equivalents of $46.9 million and short-term investments of $109.7 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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
As of October 31, 2023, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our results of operations and cash flows.
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $68.5 million, $58.2 million, $58.8 million and $51.9 million for fiscal 2023, fiscal 2022 and the nine months ended October 31, 2023 and 2022, respectively. As of October 31, 2023, we had an accumulated deficit of $469.3 million. We expect our costs to increase in future periods. In particular, we intend to continue to invest significant resources to further develop our platform, expand our sales and marketing and expand our operations and infrastructure, both domestically and internationally. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.
We may not continue to grow on pace with historical rates.
Our historical revenue growth should not be considered indicative of our future performance. Our revenue was $154.8 million, $123.5 million, $129.9 million and $113.2 million for fiscal 2023, fiscal 2022 and the nine months ended October 31, 2023 and 2022, respectively. However, you should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate. Our revenue growth rate may also decline in future periods for a number of reasons, including slowing adoption of or demand for our products and services, increasing competition, a decrease in the growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others.

If we fail to manage our growth effectively, our brand, business, financial condition and results of operations could be adversely affected.
We have experienced strong growth in our employee headcount, our geographic reach and our operations, and we expect to continue to grow in the future. Our employee headcount grew from 727 as of October 31, 2022 to 779 as of October 31, 2023. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain customer satisfaction. In addition, we have encountered and will continue to encounter risks and challenges frequently experienced by growing companies in evolving industries, including our ability to manage our costs and operating expenses. Further, as our customers adopt our products and services for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology (“IT”), and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. In addition, we operate globally and have established numerous international subsidiaries. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. If we do not manage the growth of our business and operations effectively, the quality of our products and services and the efficiency of our operations could suffer. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, any of which could adversely affect our brand, business, financial condition and results of operations.
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
Generally, our professional services and training revenues have grown as our subscription revenue has grown. We believe our investment in services facilitates the adoption of our products. However, Couchbase Capella contains a service component and Couchbase Capella customers may not require standalone services at the same rate as for our enterprise Server and Mobile offerings. As a result, as customers migrate to Couchbase Capella, it is not clear if revenue from our services business will continue to grow at rates consistent with prior periods. Further, professional services and training may be seen as ancillary to our core product offerings. To the extent customers reduce spending due to macroeconomic conditions, we may see customers opt out of services, which may harm our results of operations.

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
Subscription revenue accounts for a significant portion of our revenue, comprising 95% and 93% of total revenue for the nine months ended October 31, 2023 and 2022, respectively.
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
These conditions could make it extremely difficult for our customers and us to forecast and plan future business activities accurately and could cause our customers to reevaluate their decision to purchase our products and services, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. In the current macroeconomic environment, we continue to see longer deal cycles, extra layers of scrutiny and approval, and customers electing to buy in smaller increments. Further, during challenging economic times, our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us, if at all. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our results of operations.
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
•general economic and political conditions in these foreign markets, including inflation concerns and rising interest rates and political and economic instability in some countries, such as the Hamas-Israel or Russia-Ukraine conflicts, and any related political or economic response and counter responses or otherwise by various global actors or general effect on the global economy;
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado or flood, or a significant power outage or telecommunications failure, could disrupt our operations, mobile networks, the internet or the operations of our third-party service and technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires. In addition, any unforeseen public health crises, political crises, such as terrorist attacks, war and other political instability or other catastrophic events, whether in the United States or abroad, including the Hamas-Israel and Russia-Ukraine conflicts and any related political or economic response and counter responses or otherwise by various global actors or general effect on the global economy, can continue to adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our products and services or a delay in the provision of our products and services or could negatively impact consumer and business spending in the impacted regions or globally depending on the severity, any of which would adversely affect our business, financial condition and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate.

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
Our success depends, in part, upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, other intellectual property laws, confidentiality procedures and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, enforce and defend our intellectual property rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. If we fail to protect or enforce our intellectual property rights adequately, our competitors might gain access to our proprietary technology and develop and commercialize similar or substantially identical products, services or technologies, and our business, financial condition, results of operations or prospects could be adversely affected. While we have patent applications pending in the United States, there can be no assurance that our patent applications will result in issued patents. As of October 31, 2023, we owned five issued U.S. patents, eight U.S. non-provisional patent applications, one U.S. provisional patent application, two Patent Cooperation Treaty, or PCT, patent applications, and four foreign patent applications. Pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file such national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such applications.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On October 2, 2023 during our last fiscal quarter, Margaret Chow, SVP, Chief Legal Officer and officer as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale from time to time of an aggregate of up to 154,034 shares of our common stock, the actual amount of which may be less based on tax withholdings. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2024, or earlier if all transactions under the trading arrangement are completed.
On October 2, 2023 during our last fiscal quarter, Huw Owen, SVP, Chief Revenue Officer and officer as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale from time to time of an aggregate of up to 228,700 shares of our common stock, the actual amount of which may be less based on tax withholdings. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2024, or earlier if all transactions under the trading arrangement are completed.
On October 3, 2023 during our last fiscal quarter, Greg Henry, our SVP, Chief Financial Officer and officer as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale from time to time of an aggregate of up to 294,753 shares of our common stock, the actual amount of which may be less based on tax withholdings. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2024, or earlier if all transactions under the trading arrangement are completed.
On October 5, 2023 during our last fiscal quarter, Lynn Christensen, a member of our board of directors and officer as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale from time to time of an aggregate of up to 44,406 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2024, or earlier if all transactions under the trading arrangement are completed.

On October 6, 2023 during our last fiscal quarter, Matt Cain, our Chair, President, Chief Executive Officer and officer as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale from time to time of an aggregate of up to 336,512 shares of our common stock, the actual amount of which may be less based on tax withholdings. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2024, or earlier if all transactions under the trading arrangement are completed.
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

Date: December 7, 2023

	By:	/s/ MATTHEW M. CAIN
Matthew M. Cain
Chair, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREG HENRY
Greg Henry
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BILL CAREY
Bill Carey
Vice President and Chief Accounting Officer
(Principal Accounting Officer)