Form 10-K
period 2024-01-31
Couchbase, Inc.
filed 2024-03-26
CIK 1845022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant on July 31, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $16.69 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $604.4 million. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 49,262,707 shares of common stock as of February 29, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2024.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance, intentions, designs, expectations or objectives. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “forecast,” “contemplate,” “believe,” “estimate,” “predict,” “seek,” “pursue,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our expectations regarding:
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
•our expectations regarding new and evolving markets, as well as the impact of AI in business;
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
We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, assumptions, uncertainties and other factors, including those described in the section titled “Risk Factors”

and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
•We track certain key business metrics with internal systems and tools and do not have a third party independently verify such metrics. Certain of these metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.
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
•Use of AI, including in our products and services, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business.
•Our business could be adversely affected by economic downturns.
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
With nearly every aspect of our lives being transformed by digital innovation and increasingly, artificial intelligence (“AI”), enterprises are charged with building AI-powered adaptive applications that enable delightful, highly-personalized, context-aware and meaningful customer experiences. Enterprises are increasingly reliant on applications, which in turn rely on databases to store, retrieve and operationalize and analyze data in real-time to invoke an action or feature. Today, applications are operating at a scale, speed and dynamism unheard of just a decade ago. There is an increasing diversity of application types, modalities and delivery and consumption models, and the volume, velocity and variety of data on which they rely is growing at an exponential rate. At the same time, predictive AI and machine learning continue to enhance applications while the emergence of generative AI has led to an even greater demand for adaptive applications for both enterprise and consumer experiences. Consequently, the demands on enterprises and their databases are growing and evolving rapidly.
While legacy database technologies were built to the highest performance and reliability requirements of their generation, they are approaching the limits for which they were designed. The underlying architecture of these technologies has not changed significantly, while the requirements of the applications they need to support are changing dramatically. Legacy database technologies are buckling under the pressure of digital transformation, as they were not built to update and respond in microseconds, enable rich, customized user experiences and perform without latency. More recently, the acceleration of AI is also forcing a generational rethink of application requirements and therefore the database requirements to support AI-powered apps.
We designed Couchbase to give enterprises a database for the modern cloud world. Our multipurpose platform combines the best capabilities of a relational database, like SQL transactions and ACID guarantees, with the flexibility and scalability of a NoSQL database. We also architected advanced analytics into the platform, which will allow for real-time analytics on operational data once our Capella columnar service is generally available. This allows enterprises to confidently accelerate strategic initiatives such as more quickly moving business-critical applications into the cloud, improving application flexibility and increasing developer agility. For our customers, we facilitate a seamless transition from legacy relational databases to our modern cloud database platform resulting in better application scalability, user experience and security at the pace that works for them. We deliver this cloud database platform both as a customer-managed product and as a fully-managed database-as-a-service that is managed by Couchbase. Our database-as-a-service, called Couchbase Capella, supports a broad set of use cases, reducing a customer’s need to buy, deploy and manage additional databases or supporting technologies.
Our Solution
Couchbase provides a leading cloud database platform for modern enterprise applications. Our database is engineered for high performance at scale to serve the needs of mission-critical applications that enterprises run their businesses on.
We have architected our platform with a long-term vision towards serving the requirements of the most demanding enterprises. As digital transformation and AI intensify the demands for highly interactive applications, our platform empowers enterprises to manage these demands and deliver the rich, personalized, adaptable experiences that customers expect without introducing extra complexity and costs. We believe that our differentiated architecture, which has required us to solve major computer science problems, will enable our platform to perform at enterprise-class levels even as it addresses the increasing demands of emerging trends, such as self-driving cars, the proliferation of edge computing with 5G, augmented reality and generative AI.
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
•Flexible. Couchbase enables the principles of agile development and CI/CD through a wide range of toolsets designed to provide maximum flexibility for application developers and give them the power to utilize the data inside our database. Couchbase was built with a flexible JSON data model to enable schema changes without downtime, enabling continuous deployment. And, with Capella iQ, we help developers with AI-enabled coding assistance.
•Familiar. Through our query language SQL++, we also leveraged 30 years of innovation in SQL such as join and aggregation operations and have extended it for JSON. SQL++’s unique capabilities enable enterprises to redeploy their SQL-trained DBAs and minimize disruption, enabling an easier transition from relational to our “not only SQL” version of NoSQL. Developers can use natural language to interact with our platform using natural language conversation, making database interactions more intuitive, efficient, and accessible.
•Affordable. Our platform has been designed for multi-dimensional scaling which allows customers to only pay for the resources they need. We also offer a high-data density storage engine which makes each node do more, reducing operational cost. Our memory-first architecture drives millisecond data response at scale, resulting in lower price-performance compared to other fully-managed document databases. Our platform is multipurpose, allowing customers to reduce complexity and costs when consolidating purpose-built databases. We also offer a cost-effective consumption model via our fully-managed database-as-a-service.
•Future Proof. We designed Couchbase to run wherever a customer wants, as a multi-cloud to edge distributed database that can be deployed on any combination of multiple public clouds without lock in, private clouds, virtual machines, containers and bare metal servers and right out to the edge. Customers looking for a turnkey way to deploy Couchbase Server are able to do so with Couchbase Capella, our fully-managed database-as-a-service. Because Couchbase Capella is fully-managed and automated, customers can focus on development, improving their applications and reducing time to market, instead of worrying about operational database management efforts. Our differentiated architecture delivers database performance and scale that is designed to take on the massive amounts of data and interactions that AI-powered applications require- a key requirement for the apps of the future, especially when they are mobile.
Our Competitive Strengths
Our competitive strengths include the following:
•Powerful for Both Enterprise Architects and Application Developers. Our architecture is designed for high availability and performance at massive scale, while enabling agile application development with a flexible data model including the versatility of many data access patterns to create innovative applications with rich features.
•Land and Easily Expand on a Single Platform Workload by Workload. Our platform makes it easy for enterprises to get started with Couchbase and over time, we can take over database requirements for mission-

critical applications. This increases adoption to make Couchbase a source of truth and system of record for enterprises and enables us to become a core part of our customers’ IT systems.
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
•Core Platform to Enable Agility, Flexibility with Performance. Our modern database for enterprise applications appeals to both software architects and application developers alike. Couchbase Server combines the best aspects of relational database technology with the flexibility of a modern database, further enhancing Couchbase’s capability as a relational offload and AI enabler. Couchbase Mobile enables developers to build modern applications, including those at the edge, that are highly available and fast to deliver great customer experiences regardless of internet connectivity. We have and will continue to invest to enhance our single unified platform to further eliminate the need for point solutions so customers don’t have to manage separate technologies and independent data models. For example, we plan to invest in updates to our analytics features and support for additional processing architectures.
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
Couchbase Capella
Couchbase Capella is a fully-managed, automated and secure database-as-a-service that simplifies database management by deploying, managing and operating Couchbase Server across cloud environments with just a few clicks. We have reimagined the database with our fast, flexible and affordable cloud database platform Couchbase Capella, allowing organizations to quickly and cost-effectively build applications that deliver premium experiences to their customers– all with best-in-class price performance. Couchbase Capella uniquely has built-in application services so developers can easily build always on and always reliable apps.
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
Full-Text and Vector Search
Application developers can easily add powerful and flexible search capabilities into their applications, without the complexity of installing and managing a separate search engine. Our platform integrates full-text search with its SQL++ query service to allow application developers to use full-text search queries directly within an SQL query, eliminating the need to write complex code to process and combine the results from separate SQL and search queries.
Our platform also integrates vector search as of the first quarter of fiscal 2025. With vector search, our platform allows for a single query to support hybrid searches that include similarity, text, location, range, and explicit values within a single action.
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
Analytics and Capella columnar service
With the Couchbase Analytics service, our parallel data management capability for Couchbase Server designed to efficiently run complex queries, Couchbase Server is able to support hybrid operational/analytical workloads. Users can run ad hoc analytical queries on operational data using a Massively Parallel Processing query engine, without impacting operational application performance or requiring the movement of data to a secondary analytics solution. The Couchbase Analytics service also allows quick ingestion of operational data, making it immediately available for analytical queries. A new columnar service, once generally available, will add real-time data analytics. Capella columnar is a service that is intended to introduce a columnar store and extensive data integration within our database-as-a-service, thereby allowing for real-time data analysis on the same platform as operational application workloads.
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
Our Customers
As of January 31, 2024, we had 749 customers worldwide. Our customers range from cloud-native organizations to those who are undergoing digital transformation and range from small and medium-sized enterprises to top businesses in their respective industries and in the Fortune 100.
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
As of January 31, 2024, we had a total of 796 employees located in 22 countries, including 359 in sales and marketing, 293 in research and development, 80 in general and administrative and 64 in cost of revenue functions. We also engage contractors and consultants as needed to support our operations.
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
Reward & Recognition
We currently run two annual rewards cycles: a mid-year cycle focusing on promotions and market adjustments, and an end of year cycle that reviews the compensation of all employees. In addition, we review internal cash and equity ranges at least annually to ensure we are market competitive.
Employee Engagement
Our team seeks to live Our Values to Make Tomorrow Better Than Today for customers, partners and each other. As we continue to foster a culture based on our values, we ask our employees for feedback through regular, confidential employee engagement surveys. We review the outcomes of the survey to inform the actions we take to Make Tomorrow Better Than Today for our employees.
Based on the results reflected in our periodic employee engagement surveys, we believe our engagement efforts will continue to enable us to live our values.
Talent Development
Our Talent Development team supports the ongoing development of our employees through regular virtual workshops, leadership development programs, and the provision of tools that enable employees to define their development goals, create development plans and request 360 feedback on their performance.

Talent Attraction & Attrition
Attracting and retaining top talent is critical to our ability to build and maintain a World Class Team. Our Talent Acquisition team works to make our hiring process more efficient, improve our average time to fill for open positions, and enhance our candidate acceptance rate. We also focus on maintaining low attrition and alignment with industry averages, further enhancing the return on investment of our talent attraction efforts.
Diversity & Inclusion

Our Diversity & Inclusion team is focused on driving diversity, equity and inclusion across all practices at Couchbase, from hiring, developing and rewarding our world class team. They drive inclusion and belonging through education and connection, most recently re-launching our Employee Resource Groups (Couchbase Communities) and a leadership development program specifically for underrepresented talent.
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
Intellectual Property
Our success depends, in part, upon our ability to protect our intellectual property rights with respect to our technology, inventions, improvements, proprietary rights and other assets through, a combination of patent applications, copyrights, registered and unregistered trademarks, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, intellectual property assignment agreements and other contractual measures. As of January 31, 2024, we owned five issued U.S. patents, nine U.S. non-provisional patent applications, two U.S. provisional patent applications, two pending Patent Cooperation Treaty, or PCT, applications, and three foreign patent applications. In addition, as of January 31, 2024, we owned two registered trademarks in the United States and a number of registered trademarks in non-U.S. jurisdictions.
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
•ability to provide AI features and integrations;
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
We announce material information to the public through filings with the SEC, the investor relations page on our website, press releases, our X (formerly Twitter) account (@Couchbase), our Facebook page, our LinkedIn page, public conference calls, and webcasts in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. The last day of our fiscal year is January 31. Our fiscal years ended January 31, 2024, 2023 and 2022 are referred to herein as fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Risks Related to Our Industry and Business
We have a history of net losses and may not achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the future. We incurred net losses of $80.2 million, $68.5 million and $58.2 million for fiscal 2024, 2023 and 2022, respectively. As of January 31, 2024, we had an accumulated deficit of $490.7 million. We intend to continue investing significant resources to further develop our platform and expand our sales, marketing, operations and infrastructure, both domestically and internationally. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.
We may not continue to grow on pace with historical rates.
Our historical revenue, revenue growth, key business metrics or key business metrics growth should not be considered indicative of our future performance. Our revenue was $180.0 million, $154.8 million and $123.5 million for fiscal 2024, 2023 and 2022, respectively. Our revenue growth rate has fluctuated in prior periods and we expect our revenue growth rate to continue to fluctuate. Our revenue growth rate may be impacted by a number of factors, including slowing adoption of or demand for our products and services, increasing competition, decreasing growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others.
If we fail to manage our growth effectively, our brand, business, financial condition and results of operations could be adversely affected.
We have experienced strong growth in our employee headcount, geographic reach and operations, and we expect to continue to grow in the future. Managing our growth effectively and integrating new employees, technologies and acquisitions into our existing business will require us to continue expanding our operational and financial infrastructure while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel, maintain customer satisfaction and manage our costs and operating expenses. Further, as our customers adopt our products and services for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology (“IT”), and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. In addition, we operate globally and have established numerous international subsidiaries. Plans to continue doing so will place additional demands on our resources and operations. If we do not manage the growth of our business and operations effectively, the quality of our products and services and the efficiency of our operations could suffer. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, any of which could adversely affect our brand, business, financial condition and results of operations.

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
We primarily compete with established legacy database providers, such as Oracle, IBM and Microsoft, providers of NoSQL database offerings, such as MongoDB, and cloud infrastructure providers with database functionalities, such as Amazon, Microsoft and Google. In the future, other large software and internet companies with substantial resources, customers and brand power may also seek to enter our market. We would expect competition to increase with the entry of new companies and the introduction of innovative technologies.
Many of our existing and potential competitors have or could have, substantial competitive advantages, including but not limited to:
•greater name recognition and longer operating histories;
•broader distribution and established relationships with partners, customers and application developer communities;
•greater financial resources for sales and marketing, acquisitions and entering into strategic partnerships;
•competitive pricing and greater professional services and customer support resources;
•lower labor, research and development costs; and
•more mature intellectual property rights portfolios.
If we fail to compete effectively with respect to any of these competitive advantages, we may weaken our competitive position, fail to attract new customers or lose or fail to renew existing customers, which could adversely affect our business, financial condition and results of operations.
We expect competition to increase with the entry of new companies and the introduction of innovative technologies. Potential customers may believe that substitute technologies or ancillary solutions that address narrower segments overall are adequate for their needs. Further, we have made portions of our source code available on an open source and source available basis and face risks if others compete effectively using our code. Additionally, some of our current or potential competitors have made or could make acquisitions of businesses or establish cooperative relationships, among themselves or with others, that may allow them to offer more directly competitive and comprehensive offerings than were previously offered and adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their offerings, including those that may incorporate AI, more quickly than we do. If we are unable to anticipate or effectively react to competitive challenges, our business, financial condition and results of operations could be adversely affected.
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
Our success depends, in part, on retaining existing customers through subscription renewals and expanding relationships, including broadening customers' use cases within our products and adopting additional Couchbase products and services. The non-cancelable term of our subscriptions are typically one to three years but may be longer or shorter in limited circumstances, and renewals or upgrades are not guaranteed. In addition, renewals might not have a similar contract period or differ in price, terms or capacity, or customers may decide to otherwise downgrade their subscriptions. For example, the impact of the macroeconomic environment has caused, and may in the future continue to cause, certain customers to request concessions including extended payment terms or better pricing, increased customer churn, a lengthening of our sales cycles with prospective customers, a delay of planned projects or expansions and reduced contract values with certain prospective and existing customers. Retention may fluctuate due to factors including our customers’

satisfaction with our products and services, our licensing models, the prices, features or perceived value of competing offerings, changes to our offerings or general economic conditions, among other things.
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
It is uncertain whether the market for our products and services will continue to grow, how rapidly it will grow, or whether our products and services will be more widely adopted. Our success will depend, in part, on market acceptance and the widespread adoption of our products and services as an alternative to legacy or other offerings and the selection of our products and services over competing offerings that may have similar functionality. Technologies related to database offerings are still evolving and we cannot predict market acceptance of our products and services or the development of other competing offerings based on entirely new technologies. For example, we derive a substantial majority of our revenue from subscriptions for, and services related to Couchbase Server and Couchbase Mobile. Demand for our platform is affected by a number of factors, many of which are beyond our control, including continued market acceptance by existing customers and potential customers, the ability to expand the product for different use cases, the timing of development and releases of new offerings by our competitors, technological change and the growth or contraction in the market in which we compete. It is possible that customer adoption of our new products, such as Couchbase Capella, may replace a portion of customer spend on our existing products. If the market for database solutions, and for NoSQL database solutions in particular, does not continue to grow as expected, or if we are unable to continue to efficiently and effectively respond to the rapidly evolving trends and meet the demands of our customers, achieve more widespread market awareness and adoption of our products and services or otherwise manage the risks associated with the introduction of new products and services, our competitive position would weaken and our business, financial condition, results of operations and prospects would be adversely affected.
If we fail to innovate in response to changing customer needs, new technologies or other market requirements, our business, financial condition and results of operations could be harmed.
Our ability to attract new customers and expand our relationship with our existing customers depends, in part, on our ability to continue to enhance and improve our products and services, introduce compelling new features, address additional use cases, and develop features that reflect the constantly evolving nature of technology, regulations, and our customers’ needs. The success of any new or enhanced product or service features depends on several factors, including our anticipation of market changes and market demand, timely completion and delivery, adequate quality testing, integration with existing technologies and applications and competitive pricing. If our investments in new products and services, including Couchbase Capella, are not successful, our business, financial condition and results of operations would be adversely affected.
In addition, because our products and services are designed to operate with a variety of systems, applications, data and devices, we will need to continuously modify and enhance our products and services to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. The addition of new features and solutions to our products and services may increase our research and development expenses, compliance, personnel. security, infrastructure and other expenses. We have adopted new features and may introduce others in the future, which may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related research and development and other related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we are unable to manage the risks associated with the development of new products and features, our business would be adversely affected. If new technologies emerge that enable others to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete effectively.
Generally, our professional services and training revenues have grown as our subscription revenue has grown. We believe our investment in services facilitates the adoption of our products. However, Couchbase Capella contains a service component and Couchbase Capella customers may not require standalone services at the same rate as for our enterprise Server and Mobile offerings. As a result, as customers migrate to Couchbase Capella, it is not clear if revenue from our services business will continue to grow at rates consistent with prior periods. Further, professional services and training may be seen as ancillary to our core product offerings. To the extent customers reduce spending due to macroeconomic conditions, customers may opt out of services, which may harm our results of operations.
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
If we fail to address the risks and challenges that we face, including those above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, results of operations, key business metrics and prospects could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.
Our future results of operations and key business metrics may fluctuate significantly, and if we fail to meet the expectations of analysts or investors, the market price of our common stock and the value of your investment could decline substantially.
Our results of operations and key business metrics may fluctuate from period to period as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•market acceptance and demand for our products and services, including new products and services;
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
•a failure to maintain the level of service uptime and performance required by our customers with certain of our products;
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
•seasonal buying patterns;
•the implementation of cost-saving activities, extra layers of scrutiny and approval, and customers electing to buy in smaller increments as a result of macroeconomic conditions;
•the impact and costs related to the acquisition and integration of businesses, talent, technologies or intellectual property rights;
•an inability to enforce our licenses associated with our products;
•our ability to successfully hire and retain employees and key members of our management team;
•changes in the legislative, litigation or regulatory environment; and
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability, as well as the effects of foreign exchange fluctuations.
Any one or more of the factors above may result in significant fluctuations in our results of operations. We also intend to continue to invest significantly to grow our business in the near future. In addition, we generally experience seasonality based on when we enter into agreements with customers, and our quarterly results of operations generally fluctuate from quarter to quarter depending on customer buying habits. This seasonality is reflected to a lesser extent, and sometimes is not immediately apparent, in revenue, due to the fact that a substantial portion of our subscription revenue is recognized ratably over the term of the subscription, which typically ranges from one to three years. We expect that seasonality will continue to affect our results of operations in the future. The variability of our results of operations or other operating estimates could result in our failure to meet our expectations or those of securities analysts or investors; if so, the market price of our common stock could decline, and we could face costly lawsuits, including securities class action suits.
We recognize a significant portion of revenue from subscriptions over the term of the relevant subscription period, and as a result, downturns or upturns in sales are not immediately reflected in full in our results of operations.
Subscription revenue accounts for a significant portion of our revenue, comprising 95%, 92% and 94% of total revenue for fiscal 2024, 2023 and 2022, respectively.
Sales of new or renewal subscriptions may fluctuate as a result of a number of factors, including customers satisfaction, pricing, the prices of competitors’ products and reductions in our customers’ spending levels or fluctuations in customer usage of consumption-based offerings. If sales decline or if consumption-based customers consume Couchbase Capella at a slower rate than expected, our total revenue and revenue growth rate may decline.
Under most of our contracts, we recognize a portion of subscription revenue upon transfer of the software license to the customer and the larger remainder of the transaction price ratably over the term of the arrangement. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information. As we significantly rely on subscription revenue, a significant portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into in prior periods. Consequently, a decline in new sales or renewals in any one period and any downturn in sales, demand or market acceptance for our products may not be immediately reflected in our results of operations for such period but in future periods. Our subscription-based products also make it difficult to rapidly increase our revenue through additional sales in any period, as a significant portion of such revenue from customers will be recognized over the term of the applicable agreement.
Further, we intend to increase our investment in research and development, sales and marketing and general and administrative functions and other areas to grow our business. These costs are generally expensed as incurred, in contrast to our revenue. Accordingly, we may recognize the costs associated with such increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our financial condition and results of operations.

We depend on our sales force, and we may fail to attract, retain, motivate or train our sales force, which could adversely affect our business, financial condition and results of operations.
Our sales force obtains new customers and drives additional sales to existing customers. Our hiring, training and retention efforts have been, and may further be, hindered as a result of the intense competition for talent. New hires require significant training and may take significant time before they achieve full productivity, and our remote and online onboarding and training processes may be less effective or efficient than in-person training and take longer. Further, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If we are unable to attract, retain, motivate and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner or our sales personnel are not successful in bringing potential customers into the pipeline, converting them into new customers or increasing sales to our existing customer base, our business, financial condition and results of operations would be adversely affected.
Our sales strategy to target larger enterprises involves risks that may not be present or that are present to a lesser extent with respect to smaller enterprises, such as long and unpredictable sales cycles and sales efforts that require considerable time and expense, particularly in the current macroeconomic environment.
Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller customers, such as longer and unpredictable sales cycles, more complex customer requirements and processes, substantial upfront sales costs and less predictability in completing some of our sales. These risks may be enhanced in the current macroeconomic environment. A number of factors influence the length and variability of our sales cycles, including the need to educate potential customers about the uses and benefits of our products and services, the discretionary nature of purchasing and budget cycles and the competitive nature of evaluation and purchasing approval processes and the size of the customer. For example, large customers often require proof of concept deployments, free trials or begin to deploy our products on a limited basis but nevertheless negotiate pricing discounts, which all increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. Large customer sales have, in some cases, occurred in periods subsequent to those we anticipated, or have not occurred at all, the result of which could affect our cash flows and results of operations for that fiscal period and for future periods.
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
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks and our competitors may adopt trade names or trademarks similar to ours leading to market confusion. If we are otherwise unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. The maintenance and promotion of our brand requires us to make substantial expenditures, yet may not generate customer awareness or yield increased revenue, and even if they do, any increase in revenue from such brand promotion initiatives may not offset the increased expenses we incur. If so, we may have reduced pricing power relative to our competitors, which could materially and adversely affect our business, financial condition and results of operations.

Real or perceived errors, failures or bugs in our products or interruptions or performance problems associated with our technology and infrastructure could adversely affect our growth prospects, business, financial condition and results of operations.
Our products are complex, and therefore, undetected errors, failures or bugs have occurred in the past and may occur in the future. Our products are used in IT environments with different operating systems, system management software, applications, devices, databases, servers, storage, middleware, custom and third-party applications and equipment and networking configurations. This diversity increases the likelihood of errors or failures in the IT environments into which our products are deployed. Additionally, we rely upon third-party cloud hosting infrastructure providers to host our cloud offering. Despite testing by us, real or perceived errors, failures or bugs in our customer solutions, software or technology or the technology or software we license from third parties, including open source software, may not be found until our customers use our products. This could result in negative publicity, security related incidents such as data breaches, data loss, unavailability or corruption, loss of or delay in market acceptance of our products, harm to our brand, weakening of our competitive position or complaints or claims by customers for losses sustained by them or our failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any errors, failures or bugs in our products could impair our ability to attract new customers, retain existing customers or expand their use of our products, any of which could adversely affect our business, financial condition and results of operations.
For certain of our products, our success depends, in part, on the ability of our existing customers and potential customers to access such products at any time and within an acceptable amount of time. We may experience service disruptions, outages, capacity constraints and other performance problems due to a variety of factors, including infrastructure changes or failures, human or software errors, malicious acts, terrorism, denial of service attacks or other security related incidents or capacity constraints. In some instances, we may not be able to identify or remedy the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our products and customer implementations become more complex. If our products are unavailable or if our customers are unable to access our products within a reasonable amount of time or at all, or if other performance problems occur, we may experience a loss of customers, lost or delayed market acceptance of our platform and services, delays in payment to us by customers, injury to our reputation and brand, legal claims against us and the diversion of our resources. The foregoing risks associated with any outage or service disruptions are magnified by the fact that our platform is typically used by our customers to support mission-critical applications. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition and results of operations could be adversely affected.
Some of our customer contracts contain service level commitments, which contain specifications regarding response times for support, performance of our products and availability of our services. Any failure of or disruption to our infrastructure could impact the performance of our products and the availability of services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our products or services, we may be contractually obligated to provide affected customers with service credits or potentially face contract termination with refunds of prepaid amounts related to unused subscriptions. If we suffer performance issues or downtime that exceeds the service level commitments under our contracts with our customers, our business, financial condition and results of operations could be adversely affected.
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
Our continued success and our growth strategy depend, in part, on our planned continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but such efforts may not be successful and are subject to a number of risks, including, without limitation:
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
•general economic and political conditions in these foreign markets, including inflation concerns, rising interest rates, political and economic instability in some countries, such as the Hamas-Israel or Russia-Ukraine conflicts, and any related political or economic response and counter responses or otherwise by various global actors or general effect on the global economy;
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
We track certain metrics, including ARR, dollar-based net retention rate and number of customers, with internal systems and tools that are not independently verified by any third party, and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. In addition, our ARR and dollar-based net retention rate calculations assume our customers will renew unless we receive notification of non-renewal and are no longer in negotiations prior to a measurement date, and will not increase or reduce, their subscriptions for our platform and services. If these assumptions are incorrect, our actual ARR and dollar-based net retention rate may differ significantly from the metrics presented in this Annual Report on Form 10-K. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring these metrics. Limitations or errors with respect to the data or how we measure data may affect our understanding of certain details of our business, which could affect our long-term strategies. If our key business metrics are not accurate representations of our business, if investors do not perceive our key business metrics to be accurate or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition and results of operations would be adversely affected.
We depend on our management team and other highly skilled personnel, and we may fail to attract, retain, motivate or integrate highly skilled personnel, which could adversely affect our business, financial condition and results of operations.
We depend on the continued contributions of our management team, key employees and other highly skilled personnel. Most of our management team and key employees are at-will employees, which means they may terminate their relationship with us at any time. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products. The competition for top management, engineering talent and other highly skilled personnel is high, and the loss of their services or delays in hiring required personnel, particularly within our research and development and engineering organizations, could adversely affect our business, financial condition and results of operations.
Our future success also depends, in part, on continuing to attract and retain highly skilled personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters are located, and in other locations, is intense, and our industry faces significant competition for skilled personnel.
Additionally, the former employers of our new employees have, and in the future may, assert that our new employees or we have breached legal obligations, which may be time-consuming, distracting to management and may divert our resources. Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and if the perceived value of our equity awards declines relative to those of our competitors, our ability to attract and retain highly skilled personnel may be harmed. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition and results of operations could be adversely affected.

Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.
We believe that our company culture, which promotes being valued and creating value, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•ability to identify, attract, reward and retain people in leadership positions in our organization who share and further our culture, values and mission;
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
We maintain a revolving line of credit (the “Credit Facility”) with MUFG Bank Ltd. (“MUFG”). Our ability to pay interest and repay the principal for any indebtedness, and maintain compliance with covenants as part of our agreement with MUFG, is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this “Risk Factors” section.
In the event we draw on the Credit Facility or otherwise incur indebtedness, our debt obligations could adversely impact us. For example, these obligations could:
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
We may also need to refinance a portion of any of our outstanding indebtedness as it matures. There is a risk that we may not be able to refinance existing debt, including the Credit Facility, or that the terms may not be as favorable as the terms of our existing indebtedness. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.

We may be unable to make acquisitions and investments or successfully integrate acquired companies and assets into our business, and our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition and results of operations.
We may in the future acquire or invest in businesses, offerings, technologies or talent that we believe could complement or expand our products and services, enhance our technical capabilities or otherwise offer growth opportunities. However, we may not be able to fully realize the anticipated benefits of such acquisitions or investments. due to inherent risks, including, without limitation:
•unanticipated costs or liabilities associated with the acquisition, including claims related to the acquired company, its offerings or technology, or potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process;
•incurrence of acquisition-related expenses, including those related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated, which would be recognized as a current period expense;
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
•inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and
Acquisitions also require the use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition. Each of these could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The use of cash to finance any future acquisitions may limit other potential uses of our cash, including the retirement of outstanding indebtedness. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. We may have to delay or forego a substantial acquisition if we cannot obtain the necessary financing to complete such acquisition in a timely manner or on favorable terms. Any of the foregoing could adversely affect our business, financial condition and results of operations.
Use of AI, including in our products and services, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business.
We are developing and have launched new product features that use AI technologies, including, for example, Capella iQ, our generative AI coding assistant. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. We may be unsuccessful in developing, integrating or maintaining product features using AI technologies that gain market traction, or in doing so in a cost-effective manner. The introduction of AI into our products, or the use of our products as part of AI technologies and applications, may result in new or enhanced governmental or regulatory scrutiny, litigation, intellectual property risks, confidentiality or security risks, ethical concerns or other complications that could harm our business, reputation or financial condition.
Further, our use of AI tools and technologies may require additional investment and development of appropriate protections and safeguards for handling the use of our data, including customer data processed by us, with AI technologies in our product offerings or our tools. AI may create content that appears correct but is inaccurate or flawed, which may expose us to brand or reputational harm, competitive harm or legal liability if we, our customers or others rely on or use this flawed content to their detriment.
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
Some of our partners may also market, sell and support offerings that are competitive with ours, may devote more resources to the marketing, sales and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own or may cease selling our products and services altogether. Our partners could also subject us to lawsuits, potential liability and reputational harm if, for example, any of our partners misrepresents the functionality of our products and services to customers, violate laws or violate our or their corporate policies. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our partners, identifying additional partners and training our partners to independently sell our products and services. Any shortcomings of the foregoing by us or our partners could adversely affect our business, financial condition, results of operations and growth prospects.
We rely on third-party service providers for many aspects of our business, and any failure to maintain these relationships could harm our business.
Our success depends, in part, on our relationships with third-party service providers, including providers of cloud hosting infrastructure, customer relationship management systems, financial reporting systems, human resource management systems, credit card processing platforms, marketing automation systems, payroll processing systems and data centers, among others. In particular, cloud hosting infrastructure is becoming increasingly important as customers adopt Couchbase Capella. If any of these third parties experience difficulty meeting our requirements or standards, become unavailable due to extended outages or interruptions, temporarily or permanently cease operations, face financial distress or other business disruptions or increase their fees, or if our relationships with any of these providers deteriorate or if any of the agreements we have entered into with such third parties are terminated or not renewed without adequate transition arrangements, or if we are unsuccessful in managing or negotiating cost-effective relationships with them, we could suffer increased costs and delays in our ability to provide customers with our products and services, our ability to manage our finances could be interrupted, receipt of payments from customers may be delayed, our ability to generate and manage sales leads could be weakened or our business operations could be disrupted. Any of such disruptions may adversely affect our business, financial condition, results of operations or cash flows until we replace such providers or develop replacement technology or operations.
Certain estimates and information we refer to publicly are based on information from third-party sources and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data, and any real or perceived inaccuracies in such estimates and information may harm our reputation and adversely affect our business.
Certain estimates and information we refer to publicly, including general expectations concerning our industry and the market in which we operate and market size, are based to some extent on information provided by third-party providers. This information involves a number of assumptions and limitations, and although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data. If investors do not perceive such data or methodologies to be accurate, or if we discover limitations or material inaccuracies with respect to such data or methodologies, our reputation, financial condition and results of operations could be adversely affected.
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
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. We seek to ensure that our closed-source proprietary software is not combined with, and does not incorporate, open source software in ways that would require the release of the source code of our closed-source proprietary software to the public. However, we cannot ensure that our processes for controlling our use of open source software in our products will be effective. If we are held to have failed to comply with the terms of applicable licenses or our current policies and procedures or otherwise combine our closed-source proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our closed-source proprietary software to the public at no cost under the terms of applicable open source licenses. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages.
Additionally, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our products. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. If an author or other third party that distributes such open source software were to allege that we had not complied with applicable license conditions, or if we are required to defend a customer in the event of such a claim, we could be required to incur significant legal expenses defending against such allegations. If we are unable to successfully defend against such allegations we could be subject to significant damages or other liability, including being enjoined from the sale of our products and services. We could also be required to seek licenses from third parties to continue providing our products on terms that are not economically feasible, re-engineer our products, discontinue or delay the provision of our products if re-engineering cannot be accomplished on a timely basis or make generally available, in source code form, our proprietary code. Any of the foregoing would adversely affect our business, financial condition and results of operations.
Our distribution and licensing model could negatively affect our ability to monetize and protect our intellectual property rights.
Many of our products are available for free on the internet, including a substantial portion of our source code on open source or source available terms. Also, we may have limited or no direct visibility into who may be using our software or to what extent or purpose, so our ability to detect violations of our product licenses is extremely limited. If we are unable to manage the risks related to our licensing and distribution model, our business could be adversely affected. Additionally, we have adopted BSL 1.1, a source-available license, for certain of our publicly available source code. We believe BSL 1.1 enables us to fairly and transparently control commercialization of our source code, however such licensing strategy may not prevent misuse of our source code. Additionally, BSL 1.1 is not an open source license, which may negatively impact adoption of the source code, reduce our brand and product awareness and negatively impact our ability to compete.
Because of the rights accorded to third parties under open source licenses, there may be fewer technology barriers to entry in the markets in which we compete and it may be relatively easy for new and existing competitors, some of whom may have greater resources than we have, to compete with us.
Open source software license terms generally allow liberal modifications and distribution of the code. We have historically elected to make core portions of our source code available on an open source basis. The continued availability of our source code, notwithstanding our move toward source-available licensing, among other things, may enable others to develop new software products or services that are competitive to ours without the same degree of overhead and lead time required by us, particularly if customers do not value the differentiation of our proprietary components. It is possible for new and existing competitors, including those with greater resources than ours, to develop their own open source software or hybrid proprietary and open source software offerings. In addition, some competitors make open source software available for free download or use or may position competing open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure or the availability of open source software will not result in price reductions, reduced revenue and gross margins and loss of market share, any one of which could adversely affect our business. Our use of open source software may also limit our ability to assert certain of our intellectual property and proprietary rights against third parties, including competitors, who access or use software or technology that we have contributed to such open source projects.
We could incur substantial costs in obtaining, maintaining, protecting, defending and enforcing our intellectual property rights and any failure to obtain, maintain, protect, defend or enforce our intellectual property rights could reduce the value of our software and brand.
Our success depends, in part, upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, other intellectual property laws, confidentiality procedures and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, enforce and defend our intellectual property rights may be inadequate if, for example, we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property and as a result our competitors might gain access to our proprietary technology and develop and commercialize similar or substantially identical products, services or technologies, and our business, financial condition, results of operations or prospects could be adversely affected. While we have patent applications pending in the United States, there can be no assurance that they will result in issued patents. As of January 31, 2024, we owned five issued U.S. patents, nine U.S. non-provisional patent applications, two U.S. provisional patent applications, two Patent Cooperation Treaty, or PCT, patent applications, and three foreign patent applications. Pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file such national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such applications.

Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions or litigation in the United States or in foreign jurisdictions. Others may infringe on our patents, trademarks or other intellectual property rights, independently develop similar, substantially identical or superior offerings, duplicate any of our offerings or design around our patents or other intellectual property rights or use information that we regard as proprietary to create products and services that compete with ours. Further, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Various courts, including the United States Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to software and business methods. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered abstract ideas. Accordingly, the evolving case law in the United States may adversely affect our ability to obtain patents and may facilitate third-party challenges to any future owned or licensed patents. As we expand our international activities, our exposure to unauthorized copying and use of our services and platform capabilities and proprietary information will likely increase. Intellectual property protection may not be available to us in every country in which our services are available, or the laws of or mechanisms for enforcement in some foreign countries may not be as protective of intellectual property rights as those in the United States. Policing unauthorized use of our technologies, trade secrets and intellectual property may thus be difficult, expensive and time-consuming. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.
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
We protect and rely, in part, on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. While we generally enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers, vendors and the parties with whom we have strategic relationships and business alliances, the assignment of intellectual property rights may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Additionally, we cannot guarantee that we have entered into such agreements with each party that has or may have created or developed intellectual property on our behalf or had access to our proprietary information, know-how or trade secrets. We cannot guarantee that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. Further, these agreements may not prevent our competitors or partners from independently developing offerings that are substantially equivalent or superior to ours. We may not have adequate remedies for any breach of these agreements. Further, we have experienced and may in the future experience unauthorized access of our proprietary source code, confidential information and know-how. We have and may in the future initiate litigation regarding trade secret misappropriation, but enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in and outside the United States are less willing or unwilling to protect trade secrets and know-how.
We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Any litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights that, if successful, could cost us valuable intellectual property rights. Our inability to protect our intellectual property and proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our products, delay introductions of enhancements to our products, result in our substituting inferior or more costly technologies into our products or harm our reputation and brand. In addition, we may be required to license additional technology from third parties to develop and market new product features, which may not be on commercially reasonable terms, or at all, and would adversely affect our ability to compete.
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
Certain of our agreements with our customers and other third parties include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of intellectual property rights. Any claim of infringement by a third party, even those without merit, against us or for which we are required to provide indemnification, are time consuming, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to make substantial payments for legal fees, settlement fees, damages (including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s rights), royalties or other fees in connection with a claimant securing a judgment against us and we may be subject to an injunction or other restrictions that cause us to cease selling or using products or services that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate, including subscriptions to our products. We may also agree to a settlement that prevents us from distributing our products or a portion thereof, any of which could adversely affect our business, financial condition and results of operations.
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
Even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them, could divert the resources of our management. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it would have a substantial adverse effect on our business, results of operations or the market price of our common stock. We expect that the occurrence of infringement claims is likely to grow as the market for platform and services grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.

Risks Related to Our Legal and Regulatory Environment
Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition and results of operations.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including for data privacy and cybersecurity laws and regulations, intellectual property, employment and labor laws, workplace safety, consumer protection laws, anti-bribery laws, import and export controls, immigration laws, federal securities laws and tax laws and regulations. Further, emerging tools and technologies we may utilize in our products and services, like AI, may become subject to regulation under new laws or new applications of existing laws. In certain foreign jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business, noncompliance with which could subject us to:
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
If any governmental sanctions are imposed, enforcement actions are taken, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.
In addition, we must comply with laws and regulations relating to the formation, administration and performance of contracts with customers in heavily regulated industries and the public sector, including U.S. federal, state and local governmental organizations when selling our product to them directly or through partners, which affect how we and our partners do business with such customers. Failure to comply with these requirements by either us or our partners could subject us to investigations, fines, suspension or debarment from future government or other contracting opportunities and other penalties, which would adversely affect our business, financial condition, results of operations and growth prospects.
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

We have taken steps to protect the data on our systems and offerings, but our security measures or those of our customers or third-party service providers could be insufficient and breached as a result of third-party action, employee or user errors, technological limitations, defects or vulnerabilities in our systems or offerings or those of our third-party service providers, malfeasance, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from failure in technological resources, failure to comply with policies or otherwise. We have experienced and may continue to experience security incidents and attacks of varying types and degrees, including instances where our third-party providers have been impacted by a supply-chain attack and instances where there has been exposure and unauthorized use of credentials of our personnel. In addition, we have identified and been required to remediate or mitigate vulnerabilities in our code and in third-party code. We could be impacted by these and other security incidents and vulnerabilities in the future, and our internal controls and operations regarding security may not be effective in eliminating the risk of compromise of our systems, data and software. Additionally, with our employees and many employees of our third-party service providers working remotely, we may be exposed to increased risks of security breaches or incidents. For example, we have seen an increase in phishing attempts and spam emails over time and it is possible this trend will continue. Also, in connection with geopolitical events and conflicts such as Hamas-Israel and Russia-Ukraine, we and our third-party service providers may be vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches or incidents.
There can be no assurance that any security measures that we or our customers or third-party service providers have implemented will be effective against current or future security threats. We have developed systems and processes to protect the integrity, confidentiality, availability and security of our systems, data and software, but our security measures or those of our customers or third-party service providers could fail and result in unauthorized access or damage to, or disablement, encryption, use, disclosure, modification, destruction or loss of, such systems, data and software. Through contractual provisions and third-party risk management processes, we take steps to require that our third-party providers and their subcontractors protect our data, but we cannot ensure the security measures they take will be sufficient to protect our data. A vulnerability in a third-party provider’s or a customer’s software or systems, a failure of our customers’ or third-party providers’ safeguards, policies or procedures or a breach or incident of or impacting a customer’s or third-party provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our offerings or systems, or our or our customers’ data. Further, security breach techniques are varied and continue to evolve, including through the use of AI to launch more automated, targeted and coordinated attacks, and these attacks may not be detected until after an incident has occurred. We may be unable to implement adequate preventative measures, anticipate, prevent or detect attempted security breaches or other security incidents or react in a timely manner.
We have contractual and other obligations to notify customers, regulators, impacted individuals or others of certain security incidents. We have made such notifications in the past and may be required to do so in the future. Such disclosures or the failure to comply with relevant requirements could lead to adverse consequences. Any security breach or incident that we or our third-party service providers experience, or the perception that one has occurred, could result in a loss of revenue or customer confidence in the security of our products and services, lead to negative publicity or otherwise harm our reputation and brand, reduce the demand for our products and services, disrupt normal business operations, divert management’s attention and resources, require us to spend material resources to investigate, correct existing or prevent future security breaches and incidents (including deploying additional personnel and modifying or enhancing our protection technologies and investigating and remediating any information security vulnerabilities), increase our insurance premiums or expose us to legal liabilities, including claims, litigation, regulatory enforcement and orders, disputes, investigations, indemnity obligations, damages for contract breach, penalties and significant costs for remediation, any of which could adversely affect our results of operations. In addition, our remediation efforts may not be successful. We cannot ensure that any limitation of liability provisions in our customer, partner, vendor and other contracts would be enforceable or adequate with respect to any security lapse or breach or other security incident or protect us from any liabilities or damages with respect to any particular claim. These risks will increase as we continue to grow and evolve our offerings to collect, host, store, transmit, and otherwise process increasing volumes of data.
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
We are subject to a variety of federal, state, local and international laws, rules and regulations, as well as industry standards, internal and external privacy policies and contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, storage and other processing of personal information and other data. The regulatory framework governing these matters worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future, and it is possible that these or other actual or asserted obligations may be interpreted and applied in manners inconsistent between jurisdictions and in conflict with other rules or our practices. Any actual or perceived failure by us, our suppliers or other third parties with whom we do business to comply with laws, regulations, contractual obligations, or other actual or asserted obligations could result in proceedings against us by governmental entities or others. In many jurisdictions, including the United States, enforcement actions and consequences for noncompliance are rising. Further, we have had and may in the future receive assertions of noncompliance by private actors. Such assertions may result in fines, investigations or settlement costs. In addition, security advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these standards even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the United Kingdom (“UK”), Switzerland and the EU. The EU has adopted the General Data Protection Regulation (“GDPR”), which went into effect in May 2018, and together with national legislation, regulations and guidelines of the EU member states, contains numerous requirements relating to the processing of personal data of EU data subjects, including the increased jurisdictional reach of the European Commission (“EC”) and more robust compliance obligations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data. The GDPR also introduced numerous data processing and notification requirements and increased fines. In particular, under the GDPR, fines of up to 20 million euros or 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects.
While we have taken steps to mitigate the impact on us with respect to transfers of personal data, the efficacy and longevity of transfer mechanisms upon which we rely remains uncertain. We have in the past and may in the future be required to take additional steps to legitimize any personal data transfers impacted by legal or regulatory developments and be subject to increasing costs of compliance and limitations on our customers and us. More generally, we may find it necessary or desirable to modify our personal data handling practices, and the outcomes of legal challenges relating to cross-border personal data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to continue to be challenged, which may adversely affect our business.
The UK has adopted a version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions. Furthermore, there will be increasing scope for divergence in application, interpretation and enforcement of data protection law between the UK and the European Economic Area. We continue to monitor and review the impact of any resulting changes to EU or UK law that could affect our operations. We may incur liabilities, expenses, costs and other operational losses under the GDPR and data protection laws of the applicable EU member states and the UK in connection with any measures we take to comply with them. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of personal data.
In addition, domestic data privacy laws continue to evolve and could require us to modify our data processing practices and policies and expose us to further regulatory or operational burdens. For example, the California Consumer Privacy Act (“CCPA”) took effect in January 2020 and was subsequently modified by the California Privacy Rights Act (“CPRA”). The CCPA imposes obligations on companies that process California residents’ personal information, including an obligation to provide certain new disclosures to such residents and creates new consumer rights. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CPRA also created a new state agency vested with authority to implement and enforce the CCPA and the CPRA.

Additionally, numerous other states have enacted privacy laws that have gone or will go into effect in the near future. While these new privacy laws may share similarities with each other, as well as with the CPRA and CCPA, they differ in many ways and we must comply with each if our operations fall within their scopes. Similar laws have been proposed in other states and at the federal level, and certain states have enacted other privacy-focused legislation, such as Washington’s enactment of the My Health, My Data Act, which provides for a private right of action. All of these developments reflect a trend toward more stringent privacy legislation in the United States. We expect that this increase in legislation and regulatory scrutiny will continue to add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.
Additionally, in connection with Couchbase Capella, we may receive higher volumes of data, including sensitive and regulated data, which may require us to comply with additional legal or regulatory requirements. For example, we may store and process protected health information on behalf of our customers, which may subject us to a number of data protection, security and privacy requirements under our contracts and under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other laws and regulations. We may sign business associate agreements with certain customers and be directly subject to provisions of HIPAA applicable to business associates, as well as additional contractual requirements. We may also be subject to additional data protection, security and privacy requirements relating to cardholder data, including the Payment Card Industry Data Security Standard. Increased customer adoption of Couchbase Capella may result in further increases in such requirements. If we are, or are perceived to be, unable to maintain the privacy and security of such sensitive and regulated data, we could be subject to claims and demands by private parties, investigations and other proceedings by regulatory authorities, and significant fines, civil and criminal penalties and other liabilities.
Complying with these laws, regulations, contractual or other obligations relating to privacy, security, data protection, transfer or localization and information security may require us to modify our products and services, incur substantial operational costs, modify our data practices and policies and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations or other actual or asserted obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation or other liabilities. The interpretation and application of many privacy, security, and data protection laws, regulations and standards are uncertain, and it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our services and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory enforcement or orders, investigations and other proceedings, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our services and platform capabilities, any of which could require significant additional expense and have an adverse effect on our business, including impacting our ability to innovate, delaying our product development roadmap and adversely affecting our relationships with customers and our ability to compete. We may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new product features and services could be limited.
In addition to government activity, privacy advocacy and other industry groups have established or may establish self-regulatory standards that may place additional burdens on our ability to provide our products and services. Our customers expect us to meet certain voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to attract new customers or continue providing our services to certain customers and could harm our business. Further, the uncertain and shifting regulatory environment may cause concerns regarding privacy, data protection or security, and may cause our customers to resist providing data that could improve our products and services, or limit the use and adoption of our products and services.
These laws, regulations, rules, industry standards and contractual or other obligations relating to privacy, security, data protection, transfers or localization and information security could require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and otherwise process data or, in some cases, impact our ability to offer our products and services, to reach existing and potential customers or to derive insights from customer data. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards and obligations, or any inability to adequately address privacy, data protection or security-related concerns, even if unfounded, may limit the use and adoption of our products and services, reduce overall demand for our products and services, make it more difficult to meet expectations from or commitments to customers, impact our reputation or slow the pace at which we close sales transactions, any of which could harm our business, financial condition and results of operations.

Any future litigation against us could be costly and time-consuming to defend.
In addition to litigation regarding intellectual property, employment, governmental and regulatory investigations, and other claims discussed above, from time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, product liability, class action, whistleblower and other litigation, claims and proceedings. Such proceedings can be time-consuming and difficult to estimate, divert management’s attention and resources, cause us to incur significant expenses or liability, require us to change our business practices or adversely affect our business, financial condition and results of operations. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses. In addition, we cannot be sure that our existing insurance coverage for errors and omissions will be adequate or available or continue to be available on acceptable terms.
Indemnity provisions in various agreements to which we are party potentially expose us to substantial liability for intellectual property infringement, misappropriation or other violation and other losses.
Our agreements with our customers, partners and other third parties may include capped or uncapped indemnification provisions, which may survive termination or expiration of the applicable agreement and under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred from claims of infringement, misappropriation or violation of intellectual property rights, data breaches, damages or other liabilities caused by us, or relating to or arising from our products and services, our acts or omissions under such agreements or other contractual obligations. Large indemnity payments could harm our business, financial condition and results of operations. Although we attempt to contractually limit indemnity obligations, we are not always successful and may still incur substantial liability related to such claims and we may be required to halt certain functions of our products or services. Moreover, even claims that ultimately are unsuccessful could result in expenses in litigation, divert management’s time and other resources and harm our business and reputation.
In addition, although we carry general liability insurance, our insurance against this liability may not be adequate to cover a potential claim, and such coverage may not be available to us on acceptable terms, or at all. Any dispute with respect to such obligations could have adverse effects on our relationship with customers, channel parties or other third parties or other existing or potential customers, harm our reputation or reduce demand for our products and services.
A portion of our revenue is generated by sales to heavily regulated organizations, which are subject to a number of challenges and risks.
We provide our products and services to heavily regulated organizations, and at times to federal, state and local governments and non-U.S. governments directly and through our partners. Selling to these entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance of sales. For instance, highly regulated entities and government customers often require contract terms that differ from our standard arrangements, impose complex compliance requirements, require preferential pricing or “most favored nation” terms and conditions or are otherwise time-consuming and expensive to satisfy. If we undertake to meet special standards or requirements and do not meet them, we could be subject to increased liability. Even if we do meet them, the additional costs associated with providing our services to such customers could harm our financial condition and results of operations.
We have been and are increasingly doing more business in heavily regulated industries. Customers in these industries may be required to comply with more stringent regulations in connection with subscribing to and implementing our products and services. In addition, regulatory agencies may impose requirements toward third-party vendors generally, or to us in particular, that we may not be able to, or may not choose to, meet. Any changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our products and services to them and to grow or maintain our customer base. Moreover, customers in these heavily regulated areas often have a right to conduct audits of our systems, products and practices. If one or more of such customers determine that some aspect of our business does not meet contractual or regulatory requirements, we may be limited in our ability to continue or expand our business. Each of these difficulties could adversely affect our business and results of operations.

Failure to comply with anti-bribery, anti-corruption, anti-money laundering and similar laws could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201 and the U.S. Travel Act and other anti-bribery and anti-money laundering laws in countries outside of the United States where we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively recently and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, partners and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
We may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities through third parties that sell our products and services and conduct our business abroad or through our employees, agents, representatives, partners and third-party intermediaries. We may be held liable for their corrupt or other illegal activities even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures designed to address compliance with such laws, we cannot ensure that none of our employees, agents, representatives, partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any allegations or violation of the FCPA or other applicable anti-bribery, anti-corruption and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from federal contracts. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA violations committed by companies in which we invest or that we acquire. As a general matter, any of the foregoing could harm our reputation, business, financial condition and results of operations.
We are subject to governmental export control, trade sanctions and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
Certain of our business activities are subject to the U.S. export control laws and regulations, including the Export Administration Regulations (the “EAR”) and the U.S. trade and economic sanctions maintained by the U.S. Department of Treasury’s OFAC as well as the U.S. import laws and regulations. The U.S. export control laws and economic sanctions prohibit the export, re-export and in-country transfer of our offerings, including software and services, to certain U.S. embargoed or sanctioned countries and territories, governments and persons, as well as for prohibited end-uses. Further, we incorporate encryption functionality into certain of our products. As a result, we submit reports about certain of our products to the U.S. Department of Commerce’s Bureau of Industry and Security to ensure that our exports, re-exports and transfers are in accordance with the EAR. Also, in certain cases, it is possible that a license may be required to export or re-export our products to certain countries and end-users. Obtaining the necessary export license for a particular sale or offering may be time-consuming or unfeasible and may result in the delay or loss of sales opportunities. In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute or our customers’ ability to implement our products in those countries.
If we do not comply with such U.S. export controls, economic sanctions and import laws and regulations or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations and the possible loss of our export or import privileges. We take precautions designed to ensure that we and our partners comply with all relevant export control, sanctions and import laws and regulations, but we cannot ensure that our measures will always succeed since such laws and regulations are very detailed and technical.
In addition, changes in our products or services or changes in export and import regulations in various countries may create delays in the introduction of our products and services into international markets, prevent the deployment of our products and services globally or, in some cases, prevent or delay the export or import of our products and services to certain countries, governments or persons altogether. Any change in export or import laws or regulations, economic sanctions or related legislation, or in their scope or targets, could result in decreased use of our products and services by or in our decreased ability to export or sell our products and services to, existing or potential end-customers with international operations. Any of the foregoing would adversely affect our business, financial condition and results of operations.

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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. For example, the Inflation Reduction Act of 2022 imposes a 15% minimum tax for large corporations on global adjusted financial statement income for tax years beginning after December 31, 2022, and a 1% excise tax on certain share repurchases occurring after December 31, 2022. We do not currently expect that the IRA will have a material impact on our income tax liability, but will continue to monitor this change in future periods. We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development (the “OECD”) and unilateral measures being implemented by various countries such as Pillar Two and the global minimum tax. If these proposals are passed, it is likely that we will have to pay higher income taxes in countries where such rules are applicable.
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
As of January 31, 2024, we had federal and state net operating losses (“NOLs”) of $335.6 million and $193.2 million, respectively, which may be available to offset taxable income in the future. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under the Tax Cuts and Jobs Act, U.S. federal NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is limited to 80% of current year taxable income.
Of our U.S. federal NOLs, $166.9 million may be carried forward indefinitely with utilization limited to 80% of taxable income. The remaining $168.7 million will begin to expire in 2028. Our state NOLs carryforwards begin to expire in 2026.
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

Adverse outcomes in tax audits or changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
We are, and expect to continue to be, subject to review and audit by the U.S. Internal Revenue Service and other tax authorities in various domestic and foreign jurisdictions. As a result, we may receive assessments in multiple jurisdictions on various tax-related assertions. Taxing authorities have made inquiries of us and may in the future investigate or challenge our tax positions and methodologies on various matters, including our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. We assess the likelihood of adverse outcomes resulting from any ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable judgments and estimates. The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. There can be no assurance that our tax positions and methodologies or calculation of our tax liabilities are accurate or that the outcomes from tax examinations will not have an adverse effect on our financial condition and results of operations. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could adversely affect our financial condition and results of operations.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include standalone selling prices for each distinct performance obligation, capitalized internal-use software costs, expected period of benefit for deferred commissions, valuation of our common stock prior to our IPO, valuation of stock-based awards, determination of allowance for doubtful accounts, incremental borrowing rate used to measure operating lease liabilities, and accounting for income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected or fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We are obligated to maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing standards of the Nasdaq Global Select Market. Our management and other personnel devote a substantial amount of time to comply with these requirements. Moreover, these laws, regulations and standards are subject to varying interpretations and revisions. Such changes could result in continuing uncertainty regarding compliance matters and higher legal and financial costs. We continue to invest resources to comply with evolving laws, regulations and standards, which may result in increased general and administrative expenses and a diversion of management’s time and attention. If our compliance efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to refine and improve our disclosure controls, internal controls and other procedures to ensure disclosures required in SEC filings are timely recorded, processed, summarized and reported and that disclosures under the Exchange Act are accumulated and communicated to our principal executive and financial officers. We have expended, and anticipate that we will continue to expend, significant resources to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure or difficulties to develop, maintain, implement or improve effective controls could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Any of the foregoing could have an adverse effect on our business, financial condition and results of operations and could cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
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
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. Compliance with the rules and regulations of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Global Select Market have increased and may further increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an “emerging growth company.” In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in unanticipated ways. As a result of disclosure of information in filings required of a public company, our business and financial condition become more visible, which may result in threatened or actual litigation, including by competitors.
Our management team may not successfully or efficiently manage the significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These = obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain available exemptions, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we have elected to take advantage of the extended transition period under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Any difficulties in implementing these pronouncements could cause failure to meet our financial reporting obligations, regulatory discipline or harm investor confidence. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be for as long as five full fiscal years following the completion of our IPO. If some investors find our common stock less attractive as a result, there may be a less active trading market and a more volatile market price for our common stock.
Our executive officers, directors and holders of 5% or more of our common stock continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our executive officers, directors and our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own a substantial portion of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring stockholders’ approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.
The market price of our common stock may continue to be volatile, and you could lose all or part of your investment.
The market price of our common stock may continue to be volatile and subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock and include the following:
•price and volume fluctuations and investor confidence in the overall stock market and in technology stocks or those in our industry in particular;
•sales or short selling of our common stock or related derivative securities;
•failure of securities analysts to maintain coverage of us or publish inaccurate or unfavorable research about our business, changes in financial estimates by securities analysts or our failure to meet these estimates or the expectations of investors;
•any changes in the financial projections we may provide to the public or our failure to meet those projections;
•announcements by us or our competitors of new offerings or platform features and market acceptance of such new offerings or platform features;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation in our industry, whether or not involving us;
•actual or anticipated changes or fluctuations in our results of operations or key business metrics;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•announced or completed acquisitions of businesses, offerings or technologies by us or our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors, or securities class action litigation against us;

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
Stock markets in general, and the markets for technology stocks in particular, have previously experienced and may in the future experience extreme volatility, including as a result of global economic conditions. Furthermore, the market price of our common stock may be adversely affected by third parties, such as short sellers, trying to drive down the price of our common stock. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.
Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline or impair our ability to raise capital through the sale of additional equity securities.
If our stockholders sell, or the market perceives that our stockholders intend to sell, a substantial number of shares of our common stock in the public market, the market price of our common stock could decline and our ability to raise capital through the sale of additional equity securities could be impaired. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and may take, or attempt to take, steps to sell, directly or indirectly, their shares or otherwise secure the value of their unrecognized gains on those shares.
In addition, certain of our stockholders are entitled, under our investors’ rights agreement, to require us to register their shares for public sale in the United States. Sales of our common stock pursuant to registration rights may make it more difficult for us to sell equity securities in the future at an appropriate time. These sales also could cause the market price of our common stock to fall and make it more difficult for you to sell our common stock.
The issuance of additional stock in connection with financings, acquisitions, investments, our equity compensation plans or otherwise will dilute all other stockholders.
Subject to applicable rules and regulations and our amended and restated certificate of incorporation, we may issue additional common stock or securities convertible into common stock from time to time in connection with a financing, acquisition, investment, our equity compensation plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, regardless of the potential benefit to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•our board of directors will be classified into three classes of directors with staggered three-year terms, and directors will only be able to be removed from office for cause;
•certain amendments to our amended and restated certificate of incorporation will require the approval of at least 2/3 of our then-outstanding common stock;
•our stockholders will only be able to take action at a meeting of stockholders and not by written consent;
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
These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests, election of stockholders’ director nominees and other corporate actions our stockholders may desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium as part of a sale of our company and could also affect the price of our common stock in a change of control.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
As the provider of a leading cloud database platform for modern applications, cybersecurity risk management is an important component of our overall risk management program. As further described below, we have established policies, processes, and practices designed to identify and mitigate cybersecurity risk. However, at any given time, we cannot guarantee that we are aware of all material cybersecurity risks; that our employees or contractors will follow our security protocols; or that our risk management program will be effective in all cases. For information about the material cybersecurity risks that we face, see item 1A, “Risk Factors.” Although our Risk Factors include further detail about the cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date.
Risk Management and Strategy
We have implemented and maintain policies and processes for assessing, identifying and managing material risk from cybersecurity threats based on industry standard frameworks and the results of our System and Organization Controls 2 (SOC 2), Type II, Cloud Security Alliance STAR and PCI DSS audits conducted by independent third-party auditors. These policies and processes have been integrated into our overall risk management program which includes:
Risk Assessments
We conduct periodic technical risk assessments to identify potential cybersecurity threats and material changes in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include an evaluation of reasonably foreseeable internal and external risks, the likelihood and potential impact that could result from such risks, as well as an evaluation of the effectiveness of existing policies, procedures, systems and safeguards in place to manage such risks. In addition to the security audits conducted by independent third-party auditors, we also leverage internal audits, tabletop exercises, blue team exercises, simulations and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. Further, we employ a range of third-party tools, safeguards and services, including firewalls, vulnerability management, Security Information & Event Management (SIEM), data loss prevention, email security, network and endpoint protection and penetration testing as part of the risk assessment process. The results of these assessments are reported to the audit committee of the board of directors.
Technical Safeguards
Based on our risk assessments, we define, implement and maintain safeguards designed to minimize identified risks, develop reasonable risk mitigation plans to address any identified gaps in existing safeguards and regularly monitor risk remediation efforts and the effectiveness of our safeguards. Our technical safeguards include firewalls, intrusion prevention and detection systems, anti-malware tools, multi factor authentication, mobile data management, data loss prevention, email security and access controls. These technical safeguards are evaluated and improved through regular vulnerability assessments and security threat intelligence.
Incident Management and Recovery
We have implemented a security incident management process designed to quickly minimize and contain the impact of an incident on the business, restore normal service operations and maintain service quality and availability levels. The security incident response process involves cross-functional coordination to identify, investigate, respond, contain and remediate the impact of any cybersecurity threats and incidents. Our security incident management process is also designed to allow us to evaluate potential legal obligations and mitigate any brand or other damages from incidents. In addition, we maintain cybersecurity insurance, however, the costs related to cybersecurity threats or disruptions may not be fully insured.
Third-Party Risk Management
We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes risk assessments for each vendor, security questionnaires and review of security reports. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
Training and Awareness
We conduct a variety of information security and privacy trainings, which include new hire training, annual security awareness training, organization-wide communications about known threats and phishing simulations.
Governance
Our board of directors oversees our management of cybersecurity risk through delegation to our audit committee. The audit committee provides strategic oversight of management’s cybersecurity risk management practices and receives regular and ad hoc reporting from management and our Chief Information Security Officer (who was our Senior Director of IT and Information Security prior to March 2024), including information about the prevention, detection, mitigation and remediation of material cybersecurity incidents, if any. Additionally, we leverage the cybersecurity experience of other members of our board of directors who participate in these updates from time to time. The audit committee regularly updates the board of directors regarding these matters.
Our cybersecurity risk management team is comprised of a team of technically skilled professionals with computer science degrees, cybersecurity credentials and professional experience in preventing, detecting, mitigating and remediating cybersecurity incidents and testing cybersecurity processes under the leadership of our Chief Information Security Officer. This team is responsible for assessing and managing cybersecurity threats on a full-time basis and, as of the first quarter of fiscal 2025, reports into our Chief Information Officer. The team works in close coordination with the Chief Financial Officer and Chief Legal Officer. Our Chief Information Security Officer has over two decades of experience in cybersecurity, information security, information technology and cloud services. He is currently a Certified Chief Information Security Officer, as certified by EC-Council. Additionally, he holds an engineering degree in computer science from Sri Jayachamarajendra College of Engineering, Mysore University and a master of business administration degree in technology management from the University of California, Davis.
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
We believe that our facilities are suitable to meet our current needs. However, we intend to procure suitable additional or alternative space should it be needed as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. We expect to incur additional expenses in connection with such new or expanded facilities.
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
Holders of Record
As of January 31, 2024, there were approximately 102 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings and do not expect to pay any dividends on our common stock in the foreseeable future.
Sales of Unregistered Securities
We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended January 31, 2024 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock or other securities during the three months ended January 31, 2024.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph compares (i) the cumulative total stockholder return on our common stock from July 22, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) through January 31, 2024 with (ii) the cumulative total returns of the S&P 500 Index and the S&P 500 Software and Services Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends).

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN*

Among Couchbase, Inc., the S&P 500 Index
and the S&P 500 Software & Services Index

$140
$120
$100
$80
$60
$40
$20
$0
7/22/21
7/21
10/21
1/22
4/22
7/22
10/22
1/23
4/23
7/23
10/23
1/24
Couchbase, Inc.
S&P 500
S&P 500 Software & Services

*$100 invested on 7/22/21 in stock or index, including reinvestment of dividends.
Fiscal year ending January 31.

Use of Proceeds
On July 26, 2021, we completed our IPO. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-257205), which was declared effective by the SEC on July 21, 2021. There has been no material change in the use of the IPO proceeds as described in our final prospectus filed with the SEC on July 22, 2021, pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2024, 2023 and 2022 are referred to herein as fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 is presented below. A discussion of our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 can be found in part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the SEC on March 29, 2023, and is incorporated by reference herein.
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
With nearly every aspect of our lives being transformed by digital innovation, enterprises are charged with building applications that enable delightful and meaningful customer experiences. Enterprises are increasingly reliant on applications, which in turn rely on databases to store, retrieve and operationalize data into action. Today, applications are operating at a scale, speed and dynamism unheard of just a decade ago. There is an increasing diversity of application types, modalities and delivery and consumption models, and the volume, velocity and variety of data on which they rely is growing at an exponential rate. Looking forward, there is potential for AI to drastically transform business and the nature of modern applications as a whole. Consequently, the demand on enterprises and their databases is growing exponentially.
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
We have achieved significant growth over our operating history. For fiscal 2024, 2023, and 2022, our revenue was $180.0 million, $154.8 million and $123.5 million, respectively, representing period-over-period growth rates of 16% and 25%, respectively. As of January 31, 2024 and 2023, our annual recurring revenue (“ARR”) was $204.2 million and $163.7 million, respectively, representing period-over-period growth of 25%. For fiscal 2024, 2023, and 2022, our net loss was $80.2 million, $68.5 million and $58.2 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.
Our Business Model
We generate the substantial majority of our revenue from sales of subscriptions, which accounted for 95%, 92% and 94% of our total revenue in fiscal 2024, 2023, and 2022, respectively. We derive a substantial majority of our subscription revenue from the Enterprise Edition of Couchbase Server and Couchbase Mobile. Couchbase Server is generally licensed per node, which we define as an instance of Couchbase running on a server. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 7am-5pm local time support, 5 days a week. These response times are for incidents of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3 incidents, which are less severe, are longer.
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
We also generate revenue from services, which represented 5%, 8% and 6% of our total revenue in fiscal 2024, 2023, and 2022, respectively. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.
Our go-to-market strategy is focused on organizations that are modernizing existing applications or building net new applications. As an example, for large enterprises recognized as leaders in their respective industries, this could mean attempting to solve complicated business problems by digitally transforming their operations. For mid-size companies to start ups, this could be building a new product or service that seeks to disrupt an established market. As a result, Couchbase powers a wide variety of applications across a broad array of industries, from some of the largest and most complex enterprise applications worldwide to the next generation of personalized dynamic apps. Through our highly instrumented “sell-to” go-to-market motion, we have built a direct sales organization that understands the strategic needs of enterprises as well as a marketing organization that emphasizes our enablement of digital transformation through our no-compromises approach to performance, resiliency, scalability, agility and total cost of ownership (“TCO”) savings.
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

We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. A significant portion of our revenue in fiscal 2024, 2023 and 2022 was attributable to our partner ecosystem.
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
Continuing to Expand Within Existing Customers
A significant part of our growth has been, and we expect will continue to be, driven by expansion within our existing customer base. Growth of our revenue from our existing customers results from increases in the scale of their deployment for existing use cases, or when customers utilize our platform to address new use cases. In addition, our professional services organization helps customers deploy new use cases and optimize their existing implementations. Our revenue from our subscription offerings varies depending on the scale and performance requirements of our customers’ deployments. We are focusing on growing our subscription revenue, particularly from enterprises, while delivering professional services and training to support this growth. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate of over 115% in the past nine quarters.
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
Key Business Metrics
Annual Recurring Revenue
We define ARR, which also includes revenue from consumption-based cloud credits of Couchbase Capella products, as of a given date as the annualized recurring revenue that we would contractually receive from our customers in the month ending 12 months following such date. Based on historical experience with customers, we assume all contracts will be automatically renewed at the same levels unless we receive notification of non-renewal and are no longer in negotiations prior to the measurement date. In the case of Couchbase Capella ARR, for products in a customer’s initial year the calculation is as described above; after a customer’s initial year it is calculated by annualizing the prior 90 days of actual consumption, assuming no increases or reductions in usage. As of January 31, 2024, Couchbase Capella ARR was approximately $21.8 million. ARR excludes revenue derived from the use of cloud products only based on on-demand arrangements and services revenue. ARR should be viewed independently of revenue, and does not represent our revenue under GAAP on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal dates. ARR is not intended to be a replacement for forecasts of revenue. Although we seek to increase ARR as part of our strategy of targeting large enterprise customers, this metric may fluctuate from period to period based on our ability to acquire new customers and expand within our existing customers. We believe that our ARR is an important indicator of the growth and performance of our business.

	As of January 31,
	2024	2023

	(in millions)
ARR	$204.2	$163.7
Customers
We calculate our total number of customers, which also includes customers of Couchbase Capella, at the end of each period. Each customer account that has an active subscription contract with us or with which we are negotiating a renewal contract at the end of a given period is included in the calculation of total customer count, and the Couchbase Capella customer count includes customers who have a subscription of Couchbase Capella. As of January 31, 2024, we had 196 Couchbase Capella customers. Each party with which we enter into a subscription contract is considered a unique customer and, in some cases, a single organization may be counted as more than one customer. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs and other market activity. We believe that our number of customers is an important indicator of the growth of our business and future revenue trends.

	As of January 31,
	2024	2023
Customers	749	675

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
We define the non-GAAP financial measures below as their respective GAAP measures, excluding expenses related to stock-based compensation expense, employer taxes on employee stock transactions, impairment of capitalized internal-use software and restructuring charges. We use these non-GAAP financial measures in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.
Beginning with the fourth quarter of fiscal 2024, we have excluded the impairment of capitalized internal-use software, a non-cash operating expense, from our non-GAAP results as it is not reflective of ongoing operating results. This impairment charge relates to certain previously capitalized internal-use software that we determined would no longer be placed into service. Prior period non-GAAP financial measures have not been adjusted to reflect this change as we did not incur impairment of capitalized internal-use software in any prior period presented.
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

	Year Ended January 31,
	2024	2023	2022

	(dollars in thousands)
Total revenue	$180,037	$154,824	$123,542
Gross profit	$157,955	$134,565	$108,761
Add: Stock-based compensation expense	1,236	968	392
Add: Employer taxes on employee stock transactions	147	41	—
Non-GAAP gross profit	$159,338	$135,574	$109,153
Gross margin	87.7%	86.9%	88.0%
Non-GAAP gross margin	88.5%	87.6%	88.4%

Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation expense, employer taxes on employee stock transactions, impairment of capitalized internal-use software and restructuring charges. We use non-GAAP operating loss and non-GAAP operating margin in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Year Ended January 31,
	2024	2023	2022

	(dollars in thousands)
Total revenue	$180,037	$154,824	$123,542
Loss from operations	$(84,537)	$(69,315)	$(56,258)
Add: Stock-based compensation expense	45,773	25,721	10,750
Add: Employer taxes on employee stock transactions	2,253	606	—
Add: Impairment of capitalized internal-use software	5,156	—	—
Add: Restructuring(1)	46	1,663	—
Non-GAAP operating loss	$(31,309)	$(41,325)	$(45,508)
Operating margin	(47)%	(45)%	(46)%
Non-GAAP operating margin	(17)%	(27)%	(37)%
(1) For the years ended January 31, 2024 and 2023, an immaterial amount of stock-based compensation expense related to restructuring charges were included in the restructuring expense line.
Non-GAAP Net Loss and Non-GAAP Net Loss Per Share
We define non-GAAP net loss attributable to common stockholders as net loss attributable to common stockholders excluding stock-based compensation expense, employer taxes on employee stock transactions, impairment of capitalized internal-use software and restructuring charges. We use non-GAAP net loss attributable to common stockholders and non-GAAP net loss per share attributable to common stockholders in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Year Ended January 31,
	2024	2023	2022

	(dollars and shares in thousands)
Net loss attributable to common stockholders	$(80,183)	$(68,494)	$(61,146)
Add: Stock-based compensation expense	45,773	25,721	10,750
Add: Employer taxes on employee stock transactions	2,253	606	—
Add: Impairment of capitalized internal-use software	5,156	—	—
Add: Restructuring(1)	46	1,663	—
Non-GAAP net loss attributable to common stockholders	$(26,955)	$(40,504)	$(50,396)
GAAP net loss per share attributable to common stockholders	$(1.70)	$(1.53)	$(2.37)
Non-GAAP net loss per share attributable to common stockholders	$(0.57)	$(0.90)	$(1.96)
Weighted average shares outstanding, basic and diluted	47,175	44,787	25,777

(1) For the years ended January 31, 2024 and 2023, an immaterial amount of stock-based compensation expense related to restructuring charges were included in the restructuring expense line.
Free Cash Flow
We define free cash flow as cash used in operating activities less additions to property and equipment, which includes capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. For fiscal 2024 and 2023 our free cash flow included an immaterial amount of cash paid for our unused SVB Credit Facility (as defined below). For fiscal 2022, our free cash flow included cash paid for interest on our debt of $0.6 million.

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Net cash used in operating activities	$(26,893)	$(41,185)	$(41,574)
Less: Additions to property and equipment	(4,710)	(5,646)	(819)
Free cash flow	$(31,603)	$(46,831)	$(42,393)
Net cash provided by (used in) investing activities	15,426	(23,366)	(92,030)
Net cash provided by financing activities	12,933	9,706	192,410
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

Impairment of capitalized internal-use software
Impairment of capitalized-internal use software consists of non-cash impairment charges for certain previously capitalized internal-use software that would no longer be placed into service.
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
Interest Expense
Interest expense consists primarily of interest on borrowings and unused credit facility fees related to our SVB Credit Facility, which was terminated on June 5, 2023.
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

Results of Operations
The following table sets forth our consolidated statements of operations for the periods indicated (in thousands):

	Year Ended January 31,
	2024	2023	2022
Revenue:
License	$21,514	$19,885	$19,008
Support and other	150,040	123,010	97,279
Total subscription revenue	171,554	142,895	116,287
Services	8,483	11,929	7,255
Total revenue	180,037	154,824	123,542
Cost of revenue:
Subscription(1)	14,647	10,762	8,529
Services(1)	7,435	9,497	6,252
Total cost of revenue	22,082	20,259	14,781
Gross profit	157,955	134,565	108,761
Operating expenses:
Research and development(1)	64,069	57,760	51,639
Sales and marketing(1)	130,558	111,067	89,372
General and administrative(1)	42,663	33,390	24,008
Impairment of capitalized internal-use software	5,156	—	—
Restructuring(1)	46	1,663	—
Total operating expenses	242,492	203,880	165,019
Loss from operations	(84,537)	(69,315)	(56,258)
Interest expense	(43)	(101)	(656)
Other income (expense), net	5,752	1,960	(300)
Loss before income taxes	(78,828)	(67,456)	(57,214)
Provision for income taxes	1,355	1,038	1,015
Net loss	$(80,183)	$(68,494)	$(58,229)
______________
(1) Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Cost of revenue—subscription	$707	$535	$196
Cost of revenue—services	529	433	196
Research and development	12,920	7,937	3,343
Sales and marketing	15,771	9,426	3,968
General and administrative	15,846	7,390	3,047
Restructuring	1	65	—
Total stock-based compensation expense	$45,774	$25,786	$10,750

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended January 31,
	2024	2023	2022

Revenue:
License	12%	13%	15%
Support and other	83	79	79
Total subscription revenue	95	92	94
Services	5	8	6
Total revenue	100	100	100
Cost of revenue:
Subscription	8	7	7
Services	4	6	5
Total cost of revenue	12	13	12
Gross profit	88	87	88
Operating expenses:
Research and development	36	37	42
Sales and marketing	73	72	72
General and administrative	24	22	19
Impairment of capitalized internal-use software	3	—	—
Restructuring	*	1	—
Total operating expenses	135	132	134
Loss from operations	(47)	(45)	(46)
Interest expense	*	*	(1)
Other income (expense), net	3	1	*
Loss before income taxes	(44)	(44)	(46)
Provision for income taxes	1	1	1
Net loss	(45)%	(44)%	(47)%
*Represents less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Fiscal 2024 and Fiscal 2023
Revenue

	Year Ended January 31,		$ Change	% Change
	2024	2023

	(dollars in thousands)
Revenue
License	$21,514	$19,885	$1,629	8%
Support and other	150,040	123,010	27,030	22%
Total subscription revenue	171,554	142,895	28,659	20%
Services	8,483	11,929	(3,446)	(29)%
Total revenue	$180,037	$154,824	$25,213	16%
Subscription revenue increased by $28.7 million, or 20%, during the year ended January 31, 2024 compared to the year ended January 31, 2023. The change in subscription revenue was due to an increase in revenue from existing customers and new customers, as we increased our customer base from 675 customers as of January 31, 2023 to 749 customers as of January 31, 2024. Approximately 88% of the increase in revenue was attributable to growth from existing customers, and the remaining increase was attributable to new customers.

Services revenue decreased by $3.4 million, or 29%, during the year ended January 31, 2024 compared to the year ended January 31, 2023. The change in services revenue was primarily due to a decrease in the number of professional services hours performed.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,		$ Change	% Change
	2024	2023

	(dollars in thousands)
Cost of revenue:
Subscription	$14,647	$10,762	$3,885	36%
Services	7,435	9,497	(2,062)	(22)%
Total cost of revenue	$22,082	$20,259	$1,823	9%
Gross profit	$157,955	$134,565
Gross margin	87.7%	86.9%
Headcount (at period end)	64	72
Cost of subscription revenue increased by $3.9 million, or 36%, during the year ended January 31, 2024 compared to the year ended January 31, 2023. The change in cost of subscription revenue was primarily due to an increase of $3.0 million related to the computing infrastructure costs associated with Couchbase Capella and an increase of $1.4 million in personnel-related costs associated with headcount growth and higher stock-based compensation related to our RSUs. This was partially offset by a $0.5 million decrease in amortization costs associated with capitalized internal-use software due to certain costs that were fully amortized during fiscal year 2024.
Cost of services revenue decreased by $2.1 million, or 22%, during the year ended January 31, 2024 compared to the year ended January 31, 2023. The change in cost of services revenue was primarily due to a decrease of $1.4 million in contracted third-party professional services and a decrease of $0.5 million in personnel-related costs due to lower delivery of professional services and headcount.
Gross margin increased during the year ended January 31, 2024 compared to the year ended January 31, 2023, primarily due to changes in the mix of subscription and service revenue.
Research and Development

	Year Ended January 31,		$ Change	% Change
	2024	2023

	(dollars in thousands)
Research and development	$64,069	$57,760	$6,309	11%
Percentage of revenue	36%	37%
Headcount (at period end)	293	280
Research and development increased by $6.3 million, or 11%, during the year ended January 31, 2024 compared to the year ended January 31, 2023. The change in research and development expenses was primarily due to an increase of $6.6 million in higher stock-based compensation related to our RSUs and personnel-related costs associated with headcount growth.

Sales and Marketing

	Year Ended January 31,		$ Change	% Change
	2024	2023

	(dollars in thousands)
Sales and marketing	$130,558	$111,067	$19,491	18%
Percentage of revenue	73%	72%
Headcount (at period end)	359	323
Sales and marketing increased by $19.5 million, or 18%, during the year ended January 31, 2024 compared to the year ended January 31, 2023. The change in sales and marketing expenses was primarily due to an increase of $18.6 million in personnel-related costs associated with headcount growth and higher stock-based compensation related to our RSUs and an increase of $2.2 million of travel-related costs due to a return to more normal levels of travelling to attend in-person events. This was partially offset by a decrease of $1.0 million in sales and marketing program expenses.
General and Administrative

	Year Ended January 31,		$ Change	% Change
	2024	2023

	(dollars in thousands)
General and administrative	$42,663	$33,390	$9,273	28%
Percentage of revenue	24%	22%
Headcount (at period end)	80	65
General and administrative increased by $9.3 million, or 28%, during the year ended January 31, 2024 compared to the year ended January 31, 2023. The change in general and administrative expenses was primarily due to an increase of $9.5 million in higher stock-based compensation related to our RSUs and personnel-related costs associated with headcount growth partially offset by a decrease of $1.2 million in corporate insurance expense.
Interest Expense

	Year Ended January 31,		$ Change	% Change
	2024	2023

	(dollars in thousands)
Interest expense	$(43)	$(101)	$58	(57)%
The change in interest expense during the year ended January 31, 2024 compared to the year ended January 31, 2023 was not material.
Other Income (Expense), Net

	Year Ended January 31,		$ Change	% Change
	2024	2023

	(dollars in thousands)
Other income (expense), net	$5,752	$1,960	$3,792	193%
Other income (expense), net increased by $3.8 million, or 193%, during the year ended January 31, 2024 compared to the year ended January 31, 2023. The increase in other income (expense), net was primarily driven by an increase of $4.0 million in interest income driven by higher yields on short-term investments in the current period.

Provision for Income Taxes

	Year Ended January 31,		$ Change	% Change
	2024	2023

	(dollars in thousands)
Loss before income taxes	$(78,828)	$(67,456)	$(11,372)	17%
Provision for income taxes	1,355	1,038	317	31%
Effective tax rate	(1.7)%	(1.5)%
The change in provision for income taxes was not material during the year ended January 31, 2024 compared to the year ended January 31, 2023.
Liquidity and Capital Resources
We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our IPO with net proceeds totaling $214.9 million. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2024, 2023 and 2022. As of January 31, 2024, we had an accumulated deficit of $490.7 million.
As of January 31, 2024, we had $153.6 million in cash, cash equivalents and short-term investments. We maintain our cash and cash equivalents, restricted cash and short-term investments with high-quality financial institutions. For more information, see "Concentration of Credit Risk" in Note 2 of our notes to the consolidated financial statements. We believe our existing cash, cash equivalents and short-term investments, our total available borrowing capacity under the Credit Facility (as defined below) with MUFG Bank, Ltd., which is described in Note 15 of our notes to the consolidated financial statements, and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and cash expenditures for at least the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future capital requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.
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
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2024, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $241.8 million. We expect to recognize revenue of $147.6 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
On June 5, 2023, we terminated the SVB Credit Facility (as defined below).

Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$(26,893)	$(41,185)	$(41,574)
Investing activities	$15,426	$(23,366)	$(92,030)
Financing activities	$12,933	$9,706	$192,410
Operating Activities
Cash used in operating activities for fiscal 2024 of $26.9 million primarily consisted of our net loss of $80.2 million, adjusted for non-cash charges of $72.3 million and net cash outflows of $19.0 million from changes in our operating assets and liabilities. Changes in operating assets and liabilities primarily reflected a $24.8 million increase in deferred commissions related to increased sales during the period, a $5.4 million increase in accounts receivable related to timing of billings and collections, a $3.4 million decrease in lease liabilities driven by monthly rental payments for operating leases, a $2.3 million increase in prepaid expenses, and a $1.5 million decrease in accrued expenses and other liabilities due to the timing of accruals and payments. This was partially offset by a $9.5 million increase in deferred revenue due to timing of billings, a $5.5 million increase in accrued compensation and benefits due to increases in bonuses resulting from higher headcount, commissions due to higher bookings, related payroll taxes and increased ESPP contributions, and a $3.4 million increase in accounts payable due to timing of payments.
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
Investing Activities
Cash provided by investing activities for fiscal 2024 of $15.4 million consisted of maturities of short-term investments net of purchases of $20.1 million and additions to property and equipment of $4.7 million.
Cash used in investing activities for fiscal 2023 of $23.4 million consisted of purchases of short-term investments net of maturities of $17.7 million and additions to property and equipment of $5.6 million.
Financing Activities
Cash provided by financing activities for fiscal 2024 of $12.9 million consisted of proceeds from stock option exercises of $10.9 million and proceeds from the issuance of common stock under our employee stock purchase plan of $2.0 million.
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
For further information on our commitments and contingencies, refer to Note 9 in the consolidated financial statements contained within this Annual Report on Form 10-K.
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
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers.
We derive revenue from sales of subscriptions and services.
Subscription revenue consists of revenue from: (1) term-based software licenses sold in conjunction with post-contract support (“PCS” or “Support”) and (2) a consumption-based database-as-a-service offering. PCS bundled with software licenses includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. The software license is presented as “License.” PCS and database-as-a-service revenue are presented as “Support and other” in our consolidated statements of operations. The software license in the subscription is a distinct performance obligation from PCS. License revenue is recognized upon transfer when our customer has received access to our software. The PCS is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to our customer and represents a substantial majority of our revenue. Performance obligations related to our database-as-a-service offering are recognized on a usage-basis as the consumption of this service represents a direct measurement of the value to the customer of the services transferred to date relative to the remaining services promised under the contract. The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances. We typically bill subscription revenue annually in advance. Customer on-demand arrangements generally have a monthly stated contract term and are billed monthly in arrears.
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
Interest Rate Risk
Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, U.S. government treasury securities, commercial paper, U.S. government agency securities, corporate debt securities and asset-backed securities. As of January 31, 2024, we had cash and cash equivalents of $41.4 million and short-term investments of $112.3 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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
As of January 31, 2024, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our results of operations and cash flows.

Item 8. Financial Statements and Supplementary Data
COUCHBASE, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Couchbase, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Couchbase, Inc. and its subsidiaries (the “Company”) as of January 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
March 26, 2024

We have served as the Company’s auditor since 2017.

COUCHBASE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of January 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$41,351	$40,446
Short-term investments	112,281	127,856
Accounts receivable, net	44,848	39,847
Deferred commissions	15,421	13,096
Prepaid expenses and other current assets	10,385	8,234
Total current assets	224,286	229,479
Property and equipment, net	5,327	7,430
Operating lease right-of-use assets	4,848	6,940
Deferred commissions, noncurrent	11,400	7,524
Other assets	1,891	1,666
Total assets	$247,752	$253,039
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,865	$1,407
Accrued compensation and benefits	18,116	12,641
Other accrued expenses	4,581	6,076
Operating lease liabilities	3,208	3,117
Deferred revenue	81,736	71,716
Total current liabilities	112,506	94,957
Operating lease liabilities, noncurrent	2,078	4,543
Deferred revenue, noncurrent	2,747	3,275
Total liabilities	117,331	102,775
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.00001 par value; 200,000,000 shares authorized as of January 31, 2024 and 2023; zero shares issued and outstanding as of January 31, 2024 and 2023	—	—
Common stock, $0.00001 par value; 1,000,000,000 shares authorized as of January 31, 2024 and 2023; 49,079,876 and 45,432,029 shares issued and outstanding as of January 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	621,024	561,547
Accumulated other comprehensive income (loss)	56	(807)
Accumulated deficit	(490,659)	(410,476)
Total stockholders’ equity	130,421	150,264
Total liabilities and stockholders’ equity	$247,752	$253,039
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended January 31,
	2024	2023	2022

Revenue:
License	$21,514	$19,885	$19,008
Support and other	150,040	123,010	97,279
Total subscription revenue	171,554	142,895	116,287
Services	8,483	11,929	7,255
Total revenue	180,037	154,824	123,542
Cost of revenue:
Subscription	14,647	10,762	8,529
Services	7,435	9,497	6,252
Total cost of revenue	22,082	20,259	14,781
Gross profit	157,955	134,565	108,761
Operating expenses:
Research and development	64,069	57,760	51,639
Sales and marketing	130,558	111,067	89,372
General and administrative	42,663	33,390	24,008
Impairment of capitalized internal-use software	5,156	—	—
Restructuring	46	1,663	—
Total operating expenses	242,492	203,880	165,019
Loss from operations	(84,537)	(69,315)	(56,258)
Interest expense	(43)	(101)	(656)
Other income (expense), net	5,752	1,960	(300)
Loss before income taxes	(78,828)	(67,456)	(57,214)
Provision for income taxes	1,355	1,038	1,015
Net loss	$(80,183)	$(68,494)	$(58,229)
Cumulative dividends on Series G redeemable convertible preferred stock	—	—	(2,917)
Net loss attributable to common stockholders	$(80,183)	$(68,494)	$(61,146)
Net loss per share attributable to common stockholders, basic and diluted	$(1.70)	$(1.53)	$(2.37)
Weighted-average shares used in computing net loss per share, basic and diluted	47,175	44,787	25,777
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2024	2023	2022

Net loss	$(80,183)	$(68,494)	$(58,229)
Other comprehensive income:
Net unrealized gains (losses) on investments, net of tax	863	(612)	(196)
Total comprehensive loss	$(79,320)	$(69,106)	$(58,425)
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except shares)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2021	26,070,213	$259,822	6,199,305	$—	$37,410	$1	$(283,753)	$(246,342)
Issuance of common stock upon exercise of stock options	—	—	1,347,595	—	7,495	—	—	7,495
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(26,070,213)	(259,822)	26,710,600	—	259,822	—	—	259,822
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	—	—	9,589,999	—	209,924	—	—	209,924
Settlement of fractional shares paid in cash	—	—	(15)	—	(9)	—	—	(9)
Stock-based compensation	—	—	—	—	10,750	—	—	10,750
Net unrealized losses on investments	—	—	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	—	—	(58,229)	(58,229)
Balances as of January 31, 2022	—	$—	43,847,484	$—	$525,392	$(195)	$(341,982)	$183,215
Issuance of common stock upon exercise of stock options	—	—	817,753	—	5,222	—	—	5,222
Issuance of common stock in connection with employee stock purchase plan	—	—	314,315	—	4,484	—	—	4,484
Vesting of restricted stock units	—	—	452,477	—	—	—	—	—
Stock-based compensation	—	—	—	—	26,449	—	—	26,449
Net unrealized losses on investments	—	—	—	—	—	(612)	—	(612)
Net loss	—	—	—	—	—	—	(68,494)	(68,494)
Balances as of January 31, 2023	—	$—	45,432,029	$—	$561,547	$(807)	$(410,476)	$150,264
Issuance of common stock upon exercise of stock options	—	—	1,705,313	—	10,933	—	—	10,933
Issuance of common stock in connection with employee stock purchase plan	—	—	168,843	—	2,000	—	—	2,000
Vesting of restricted stock units	—	—	1,773,691	—	—	—	—	—
Stock-based compensation	—	—	—	—	46,544	—	—	46,544
Net unrealized gains on investments	—	—	—	—	—	863	—	863
Net loss	—	—	—	—	—	—	(80,183)	(80,183)
Balances as of January 31, 2024	—	$—	49,079,876	$—	$621,024	$56	$(490,659)	$130,421
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2024	2023	2022

Cash flows from operating activities
Net loss	$(80,183)	$(68,494)	$(58,229)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,424	3,171	2,824
Amortization of debt issuance costs	—	—	52
Stock-based compensation, net of amounts capitalized	45,774	25,786	10,750
Amortization of deferred commissions	18,628	16,996	13,763
Non-cash lease expense	3,075	2,909	—
Impairment of capitalized internal-use software	5,156	—	—
Foreign currency transaction losses	765	524	382
Other	(3,553)	(416)	267
Changes in operating assets and liabilities
Accounts receivable	(5,382)	(3,537)	(730)
Deferred commissions	(24,829)	(17,590)	(20,495)
Prepaid expenses and other assets	(2,274)	(159)	(6,217)
Accounts payable	3,447	(495)	(491)
Accrued compensation and benefits	5,472	(3,497)	7,030
Other accrued expenses	(1,516)	3,103	(493)
Operating lease liabilities	(3,389)	(2,754)	—
Deferred revenue	9,492	3,268	10,013
Net cash used in operating activities	(26,893)	(41,185)	(41,574)
Cash flows from investing activities
Purchases of short-term investments	(131,160)	(144,613)	(112,479)
Maturities and sales of short-term investments	151,296	126,893	21,268
Additions to property and equipment	(4,710)	(5,646)	(819)
Net cash provided by (used in) investing activities	15,426	(23,366)	(92,030)
Cash flows from financing activities
Payments of debt	—	—	(25,000)
Proceeds from exercise of stock options	10,933	5,222	7,495
Proceeds from issuance of common stock under ESPP	2,000	4,484	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	214,854
Payment for fractional shares in reverse stock split	—	—	(9)
Payments of deferred offering costs	—	—	(4,930)
Net cash provided by financing activities	12,933	9,706	192,410
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(561)	(397)	(415)
Net increase (decrease) in cash, cash equivalents and restricted cash	905	(55,242)	58,391
Cash, cash equivalents and restricted cash
Beginning of period	40,989	96,231	37,840
End of period	$41,894	$40,989	$96,231
Cash and cash equivalents	$41,351	$40,446	$95,688
Restricted cash included in other assets	543	543	543
Total cash, cash equivalents and restricted cash	$41,894	$40,989	$96,231
Supplemental disclosures of cash activities
Cash paid for income taxes	$2,469	$781	$797
Cash paid for interest	$43	$101	$616
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$770	$663	$—
Net change in unrealized gains or losses on available-for-sale debt securities	$863	$(612)	$(196)
Change in purchases of property and equipment included in accounts payable and other accrued liabilities	$—	$15	$(212)
Change in deferred offering costs included in accounts payable and other accrued liabilities	$—	$—	$(1,084)
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$259,822
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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2024, 2023 and 2022 refer to the years ended January 31, 2024, 2023 and 2022, respectively.
Segment Information
The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts stated in the financial statements and accompanying notes. Such estimates include, but are not limited to standalone selling prices for each distinct performance obligation, capitalized internal-use software costs, expected period of benefit for deferred commissions, valuation of the Company’s common stock prior to the IPO in July 2021, valuation of stock-based awards, the determination of allowance for doubtful accounts, the incremental borrowing rate used to measure operating lease liabilities, and accounting for income taxes. The Company bases its estimates on historical experience and assumptions that management considers reasonable.
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
Foreign Currency
The reporting currency of the Company is the United States dollar (“U.S. Dollar”). The functional currency of each of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, each foreign subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Revenue and expense items are remeasured at the exchange rates in effect on the day the transaction occurred, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Remeasurement adjustments are recognized in other income (expense), net in the consolidated statements of operations. The Company had foreign currency transaction losses of $0.8 million, $0.5 million and $0.4 million for the years ended January 31, 2024, 2023 and 2022, respectively.

Revenue Recognition
The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).
Revenue is derived from sales of subscriptions and services.
Subscription revenue consists of revenue from: (1) term-based software licenses sold in conjunction with post-contract support (“PCS” or “Support”) and (2) database-as-a-service offering sold on a consumption model. PCS bundled with software licenses includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. The software license is presented as “License.” PCS and database-as-a-service revenue are presented as “Support and other” in the Company’s consolidated statements of operations. The software license in the subscription is a distinct performance obligation from PCS. License revenue is recognized upon transfer when the customer has received access to the software. The PCS is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to the customer and represents a substantial majority of the Company’s revenue. Customers choose to consume our database-as-a-service offering with the credits purchased through our annual credit model or as monthly on-demand. Performance obligations related to database-as-a-service offering are recognized on a usage-basis as the consumption of this service represents a direct measurement of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract. The non-cancelable term of the Company’s subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances. The Company typically bills subscription revenue annually in advance. Customer on-demand arrangements generally have a monthly stated contract term and are billed monthly in arrears. “Other” revenue was not material for the three years ended January 31, 2024, 2023 and 2022.
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
Advertising
Advertising costs are charged to sales and marketing expenses in the consolidated statement of operations in the period incurred. These costs were not material for the years ended January 31, 2024, 2023 and 2022.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards, including restricted stock units, stock options, and the ESPP, to employees, consultants and nonemployee directors based on the estimated fair value of the awards on the grant date. The fair value of stock options and purchase rights under the ESPP are estimated using the Black-Scholes option-pricing model. The fair value of performance-based awards restricted stock unit awards is measured at fair value on the date of grant if it is probable the award will be achieved during the performance period. The probability of achievement is assessed periodically to determine whether the performance condition continues to be probable. When there is a change in the probability of achievement, any cumulative effect of the change in requisite service period is recognized in the period of the change with the change to be amortized over the respective vesting period. The fair value of market-based performance restricted stock unit awards is estimated, at the date of grant, using the Monte Carlo Simulation Model. The Black-Scholes and Monte Carlo Simulation valuation models are affected by the fair value of the Company’s common stock as well as assumptions regarding a number of other complex and subjective variables. These variables include expected stock price volatility over the expected term of the award, the risk-free interest rate for the expected term of the award and expected dividends.
Stock-based compensation expense for restricted stock units and stock options is recognized over the requisite service period. Forfeitures are accounted for as they occur. For awards with only a service condition, the Company recognizes stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with a market condition, we recognize expense separately for each vesting tranche regardless of whether the market condition is satisfied. For awards with a performance condition, we recognize expense over the vesting period if it is probable that the performance condition will be achieved. Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the offering period.

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
Short-Term Investments
The Company determines the appropriate classification of its investments at the time of purchase. As the Company views these securities as available to support current operations, it accounts for these debt securities as available-for-sale and classifies them as current assets on its consolidated balance sheets. These securities are recorded at estimated fair value. When the fair value of a security declines below its amortized cost basis, the carrying value of the security will be reduced to its fair value if it is more likely than not that management is required to sell the impaired security before recovery of its amortized basis, or management has the intention to sell the security. If neither of these conditions are met, the Company determines whether any portion of the decline is due to credit losses. Any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Company’s consolidated statement of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive income (loss) and are recognized in the Company’s condensed consolidated statement of operations only if the Company sells or intends to sell the security before recovery of its cost basis.
Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Realized gains and losses for the years ended January 31, 2024, 2023 and 2022 were not material.
Accounts Receivable
Accounts receivable includes billed and unbilled receivables, net of allowance for any potential uncollectible amounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for potential uncollectible amounts is estimated based on the Company’s assessment of the collectibility of accounts receivable by considering various factors, including the age of each outstanding invoice, the collection history of each customer, historical write-off experience, current economic conditions, estimates of expected credit losses and reasonable and supportable forecasts of future economic conditions over the life of the receivable. The Company assesses collectibility by reviewing accounts receivable on an aggregate basis when similar characteristics exist and on an individual basis when specific customers with collectibility issues are identified. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.
Unbilled accounts receivable represents revenue recognized on contracts in excess of invoiced amounts. Unbilled accounts receivable as of January 31, 2024 and 2023 were not material.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended January 31,
	2024	2023	2022
Beginning balance	$173	$108	$73
Add: bad debt expense	51	69	41
Less: write-offs, net of recoveries	—	(4)	(6)
Ending balance	$224	$173	$108
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
No customer accounted for 10% or more of total revenue for the years ended January 31, 2024, 2023 and 2022. No customer accounted for 10% or more of gross accounts receivable as of January 31, 2024. One customer accounted for approximately 12% of gross accounts receivable as of January 31, 2023.

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
Capitalized internal-use software costs are included in property and equipment, net on the consolidated balance sheets. These costs are amortized on a straight-line basis over their estimated useful life commencing when assets are initially placed into service for their intended use. Amortization expense of capitalized internal-use software costs was included in cost of subscription revenue in the consolidated statements of operations. During the year ended January 31, 2024, the Company recorded an impairment charge of $5.2 million for certain previously capitalized internal-use software. Refer to Note 5 for further information on the impairment charge recorded during the year ended January 31, 2024. There were no impairments to capitalized internal-use software during the years ended January 31, 2023 and 2022.
Leases
The Company adopted ASC 842 on February 1, 2022 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of fiscal 2023. Lease right-of-use (“ROU”) assets and liabilities, with the exception of short-term leases, are recognized at the commencement date based on the present value of lease payments over the lease term. The Company estimates the discount rate based on the information available at the lease commencement date unless the implicit rate is readily determinable. For leases that commenced prior to the adoption of Topic 842, the Company used the discount rate on February 1, 2022. The lease ROU assets also include any lease payments made and exclude lease incentives such as tenant improvement allowances. Options to extend the lease term are included in the lease term when it is reasonably certain the extension option will be exercised. The Company has elected an accounting policy to not recognize short-term leases, which have a lease term of twelve months or less, on the consolidated balance sheets. The Company does not combine its lease and non-lease components. Non-lease components that are not fixed are expensed as incurred as variable lease payments.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for property and equipment if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value. No impairment of long-lived assets occurred during the years ended January 31, 2023 and 2022. See “Capitalized Internal-Use Software” above for further information on the impairment charge recorded during the year ended January 31, 2024.
Deferred Commissions
The Company capitalizes certain sales commissions, including related payroll taxes, earned by the Company’s sales force, which are considered to be incremental costs that would not be incurred absent of the contract. Commissions earned on the initial acquisition of a contract are amortized based on expected future revenue stream over a period of benefit of three years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and duration of customer relationships. Commissions for renewal contracts are not commensurate with the commission paid for initial acquisition of a contract and are amortized based over the related contractual renewal period. The deferred commission amounts are recoverable through the future revenue streams under the customer contracts. Amortization of deferred commissions is included in sales and marketing expenses in the consolidated statements of operations. Impairment losses related to deferred sales commissions were immaterial for the years ended January 31, 2024, 2023 and 2022. Commissions that will be amortized within the next twelve months are classified as current with the remainder classified as non-current on the consolidated balance sheets.
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
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted this standard effective February 1, 2023 on a modified retrospective basis, and the adoption did not have a material impact on the consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements. ASU 2023-07 expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosure requirements of ASU 2023-07 are required for all entities including entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires companies to disclose additional information about income taxes, primarily their rate reconciliation information and income taxes paid. The new guidance requires companies to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. Additionally companies will be required to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for the Company for the fiscal year ending January 31, 2026, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.
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
3. Cash Equivalents and Short-Term Investments
The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$32,895	$—	$—	$32,895
Total cash equivalents	32,895	—	—	32,895
Short-Term Investments
U.S. government treasury securities	85,525	58	(7)	85,576
Corporate debt securities	13,712	14	(1)	13,725
U.S. government agency securities	7,999	—	(8)	7,991
Commercial paper	4,845	—	—	4,845
Asset-backed securities	144	—	—	144
Total short-term investments	112,225	72	(16)	112,281
Total	$145,120	$72	$(16)	$145,176

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$29,239	$—	$—	$29,239
Corporate debt securities	1,122	—	—	1,122
Total cash equivalents	30,361	—	—	30,361
Short-Term Investments
U.S. government treasury securities	71,981	1	(729)	71,253
Corporate debt securities	11,952	—	(50)	11,902
U.S. government agency securities	7,839	3	(1)	7,841
Commercial paper	31,500	—	—	31,500
Asset-backed securities	5,391	—	(31)	5,360
Total short-term investments	128,663	4	(811)	127,856
Total	$159,024	$4	$(811)	$158,217
During the years ended January 31, 2024, 2023 and 2022, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income (expense), net in the consolidated statements of operations.
As of January 31, 2024, the Company’s short-term investments consisted of $97.6 million and $14.7 million with a contractual maturity date of less than one year and greater than one year, respectively. As of January 31, 2023, the Company’s short-term investments consisted of $122.0 million and $5.9 million with a contractual maturity date of less than one year and greater than one year, respectively.
The Company’s gross unrealized losses and fair values for short-term investments that were in an unrealized loss position as of January 31, 2024 and 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	As of January 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(7)	$22,746	$—	$—	$(7)	$22,746
U.S. government agency securities	(8)	7,991	—	—	(8)	7,991
Corporate debt securities	(1)	5,008	—	—	(1)	5,008
Asset-backed securities	—	—	—	144	—	144
Total	$(16)	$35,745	$—	$144	$(16)	$35,889

	As of January 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(729)	$64,397	$—	$—	$(729)	$64,397
U.S. government agency securities	(1)	1,918	—	—	(1)	1,918
Corporate debt securities	(49)	8,909	(1)	1,999	(50)	10,908
Asset-backed securities	(31)	5,359	—	—	(31)	5,359
Total	$(810)	$80,583	$(1)	$1,999	$(811)	$82,582
As of January 31, 2024 and 2023, the Company had 13 and 27 short-term investments in an unrealized loss position, respectively. As of January 31, 2024, the Company determined that the declines in the market value of its investment portfolio were not driven by credit related factors. There were no credit or non-credit impairment charges recorded during the years ended January 31, 2024, 2023 and 2022.
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
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of January 31, 2024
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$32,895	$—	$32,895
Total cash equivalents	32,895	—	32,895
Short-Term Investments
U.S. government treasury securities	—	85,576	85,576
Corporate debt securities	—	13,725	13,725
U.S. government agency securities	—	7,991	7,991
Commercial paper	—	4,845	4,845
Asset-backed securities	—	144	144
Total short-term investments	—	112,281	112,281
Total	$32,895	$112,281	$145,176

	As of January 31, 2023
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$29,239	$—	$29,239
Corporate debt securities	—	1,122	1,122
Total cash equivalents	29,239	1,122	30,361
Short-Term Investments
U.S. government treasury securities	—	71,253	71,253
Corporate debt securities	—	11,902	11,902
U.S. government agency securities	—	7,841	7,841
Commercial paper	—	31,500	31,500
Asset-backed securities	—	5,360	5,360
Total short-term investments	—	127,856	127,856
Total	$29,239	$128,978	$158,217
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
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2024	2023
Prepaid expenses	$4,793	$4,140
Prepaid software	4,429	2,560
Other current assets	1,163	1,534
Total prepaid expenses and other current assets	$10,385	$8,234
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2024	2023
Computer equipment	$3,736	$3,586
Furniture and fixtures	418	342
Capitalized internal-use software	8,743	7,884
Leasehold improvements	1,903	1,889
Construction in progress—capitalized internal-use software	2,571	3,395
Total gross property and equipment	17,371	17,096
Accumulated depreciation and amortization	(12,044)	(9,666)
Total property and equipment, net	$5,327	$7,430
Depreciation and amortization expense was $2.4 million, $3.2 million and $2.8 million for the years ended January 31, 2024, 2023 and 2022, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $1.7 million, $2.2 million and $1.9 million for the years ended January 31, 2024, 2023 and 2022, respectively.
During the year ended January 31, 2024. the Company recorded an impairment charge of $5.2 million for certain previously capitalized internal-use software that would no longer be placed into service.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of January 31,
	2024	2023
Accrued bonus	$7,056	$5,944
Accrued commissions	4,852	3,593
Accrued payroll and benefits	4,690	1,995
Employee contributions under the ESPP	1,518	1,109
Total accrued compensation and benefits	$18,116	$12,641
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of January 31,
	2024	2023
Accrued professional fees	$1,190	$1,020
Sales and value added tax payable	517	737
Income taxes payable	173	743
Accrued restructuring	—	1,567
Other	2,701	2,009
Total other accrued liabilities	$4,581	$6,076
6. Deferred Revenue and Remaining Performance Obligations
The following table presents the deferred revenue balances (in thousands):

	As of January 31,
	2024	2023
Deferred revenue, current	$81,736	$71,716
Deferred revenue, noncurrent	2,747	3,275
Total deferred revenue	$84,483	$74,991
Changes in the deferred revenue balances during the years ended January 31, 2024 and 2023 were as follows (in thousands):

	Year Ended January 31,
	2024	2023
Beginning balance	$74,991	$71,723
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(71,650)	(66,480)
Increases due to invoicing prior to satisfaction of performance obligations	81,142	69,748
Ending balance	$84,483	$74,991

Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of January 31, 2024, the Company’s RPOs were $241.8 million. The Company expects to recognize revenue of $147.6 million of these remaining performance obligations over the next twelve months with the remaining balances recognized thereafter.
7. Debt
Interest expense was immaterial for the year ended January 31, 2024, and $0.1 million and $0.7 million for the years ended January 31, 2023 and 2022, respectively. The effective interest rate was 4.1% for the year ended January 31, 2022.
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
In connection with the April 2019 amendment, the Company issued warrants to purchase 105,350 shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. The fair value of the warrants was recorded to equity and as a debt discount that was amortized to interest over the term of the loan. The total fair value of the common stock warrants was $0.4 million. As of January 31, 2024, all warrants were outstanding and exercisable.
Credit Facility
In January 2021, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”), providing the Company the ability to borrow up to $40.0 million from a revolving line of credit and extending the maturity date to January 2024.
On June 5, 2023, the Company terminated the SVB Credit Facility pursuant to Section 12.1 thereof. Any termination fee owed by the Company as required by Section 2.5(c) thereof has been waived by Silicon Valley Bank. At the time of termination, no borrowings were outstanding under the SVB Credit Facility. Concurrently with the termination of the SVB Credit Facility, all liens securing the Company’s obligations under the SVB Credit Facility were released.
Effective February 7, 2024, the Company entered into a loan and security agreement with MUFG Bank, Ltd. See “Note 15 — Subsequent Events” for more information.
8. Leases
The Company leases facilities under non-cancelable operating leases, primarily for rent of office space. Our leases have various expiration dates through November 2027, some of which include options to extend the leases for up to three years . The Company does not have any finance leases.
The components of lease costs were as follows (in thousands):

	Year Ended January 31,
	2024	2023
Operating lease costs	$3,075	$2,909
Variable lease costs	647	837
Short-term lease costs	202	308
The following table presents supplemental cash flow information related to leases (in thousands):

	Year Ended January 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,389	$3,169
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$769	$2,811
The following table presents supplemental balance sheet information related to operating leases (in thousands, except for lease term and discount rate):

	Year Ended January 31,
	2024	2023
Operating lease right-of-use assets	$4,848	$6,940
Operating lease liabilities	$3,208	$3,117
Operating lease liabilities, noncurrent	2,078	4,543
Total operating lease liabilities	$5,286	$7,660
Weighted-average remaining lease term	2.0 years	2.7 years
Weighted-average discount rate	4.4%	3.8%
As of January 31, 2024, remaining maturities of operating lease liabilities were as follows (in thousands):

Period	Operating Leases
Fiscal 2025	$3,347
Fiscal 2026	1,488
Fiscal 2027	439
Fiscal 2028	248
Fiscal 2029 and thereafter	—
Total lease payments	5,522
Less: imputed interest	(236)
Total	$5,286
9. Commitments and Contingencies
Other Contractual Commitments
Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.
Future minimum payments under the Company’s non-cancelable purchase commitments as of January 31, 2024 are presented in the table below (in thousands):

Minimum Annual Commitments
Year Ending January 31,
2025	$14,639
2026	17,759
2027	14,275
2028	13,917
2029 and thereafter	1,167
Total	$61,757

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
Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which the Company agrees to indemnify customers, vendors, lessors and other business partners with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. Additionally, the Company entered into indemnification agreements with the Company’s directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise from their services as a director or executive officer in any capacity as the Company’s director, trustee, general partner, managing member, officer, employee, agent or fiduciary or with respect to any employee benefit plans.. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements nor are we aware of any such claims that could reasonably be expected to incur material costs.
10. Stockholders’ Equity (Deficit) and Employee Incentive Plans
Redeemable Convertible Preferred Stock
Upon the closing of the Company’s IPO, all 26,710,600 shares of redeemable convertible preferred stock were automatically converted into shares of common stock, which includes an additional 640,387 shares of redeemable convertible preferred stock. The additional shares of redeemable convertible preferred stock consisted of 162,032 shares for the Series E conversion feature and 478,355 shares for the Series G dividends. The carrying value of $259.8 million was reclassified into common stock and additional paid-in-capital. As of January 31, 2024, there were no shares of redeemable convertible preferred stock issued and outstanding.
In connection with the IPO, the Company’s Amended and Restated Certificate of Incorporation became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 shares of common stock at a par value of $0.00001 as of January 31, 2024 and 2023.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of January 31, 2024 and 2023, no dividends had been declared.
The Company has reserved common stock for future issuance as follows:

	January 31, 2024	January 31, 2023
Stock options outstanding	5,889,938	7,819,480
Shares available for future issuance under the 2021 Plan	2,659,940	2,063,716
Restricted stock units issued and outstanding	4,947,920	4,502,982
Shares available for future issuance under the 2023 Inducement Plan	980,977	1,300,000
ESPP	1,239,636	954,159
Common stock warrants	105,350	105,350
Total	15,823,761	16,745,687

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
As of January 31, 2024, there were 2.7 million shares available for grant under the 2021 Plan. The 2021 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2022, by an amount equal to the least of (i) 4,120,000 shares, (ii) five-percent (5%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the 2021 Plan no later than the last day of the immediately preceding Fiscal Year.
Effective January 12, 2023, the Company adopted the 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”), pursuant to which the Company reserved 1,300,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The maximum number of shares of our common stock that may be issued under the 2023 Inducement Plan will not exceed 1,300,000 shares, all of which were available for future awards as of January 31, 2024. The 2023 Inducement Plan was approved by the Company’s Board without stockholder approval in accordance with such rule. As of January 31, 2024, there were 1.0 million shares available for grant under the 2023 Inducement Plan.
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
Except for the initial offering period, the ESPP provides for 24-month offering periods beginning March 21 and September 21 of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began on July 22, 2021 and ended on September 20, 2023. The initial offering period consists of four purchase periods with the first purchase date on March 21, 2022, and the final purchase period ended on September 20, 2023.
The Company recognized stock-based compensation expense related to the ESPP of $1.4 million and $2.0 million during the years ended January 31, 2024 and 2023, respectively. As of January 31, 2024, accrued ESPP employee payroll contributions of $1.5 million are included within accrued compensation and benefits in the consolidated balance sheet. ESPP payroll contributions used to purchase shares are reclassified to stockholders’ equity on the purchase date. As of January 31, 2024, $1.6 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 0.9 years.
During the year ended January 31, 2024, 168,843 shares of common stock were issued under the ESPP.

Stock Options
The following table summarizes stock option activity under the Stock Plans for the year ended January 31, 2024 (aggregate intrinsic value in thousands):

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Balances as of January 31, 2023	7,819,480	$9.78	5.21	$51,606
Options exercised	(1,705,313)	$6.41
Options granted	—	$—
Options cancelled	(224,229)	$19.65
Balances as of January 31, 2024	5,889,938	$10.38	4.84	$86,742
Options vested and expected to vest as of January 31, 2024	5,889,938	$10.38	4.84	$86,742
Options vested and exercisable as of January 31, 2024	5,434,736	$9.49	4.66	$84,694
There were no stock options granted during the years ended January 31, 2024 and 2023. The weighted-average grant-date fair value of options granted during the year ended 2022 was $9.30. The total intrinsic value of options exercised during the years ended January 31, 2024, 2023 and 2022 was $22.2 million, $9.3 million and $28.2 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The Company recognized stock-based compensation expense related to stock options of $4.2 million, $6.4 million and $7.5 million, during the years ended January 31, 2024, 2023 and 2022, respectively. As of January 31, 2024, there was $3.6 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.0 year.
During the year ended January 31, 2018, in connection with services provided for recruitment, the Company granted 40,646 stock options outside of the Stock Plans to a third party. During the year ended January 31, 2023, the recipient exercised 16,674 stock options and as of January 31, 2023, the recipient had exercised all 40,646 options.
Service-Based RSUs
During the year ended January 31, 2022, the Company began granting RSUs to its employees, which have service-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service over two to four years, depending on the award, during which time the grants will vest either quarterly or after a one-year cliff with quarterly vesting thereafter.
The following table is a summary of RSU activity for the year ended January 31, 2024:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2023	3,442,982	$18.39
RSUs granted	2,851,419	$16.63
RSUs vested	(1,773,691)	$17.71
RSUs forfeited	(610,790)	$17.45
Balances as of January 31, 2024	3,909,920	$17.56
The aggregate grant date fair value of the RSU awards granted was $47.4 million and $77.2 million during the years ended January 31, 2024 and 2023, respectively, which represents the fair value of the common stock on the date the service-based vesting awards were granted.
We recognized $32.8 million and $15.3 million in stock-based compensation expense related to service vesting-based RSUs during the years ended January 31, 2024 and 2023, respectively. As of January 31, 2024, there was $60.1 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over a weighted-average vesting period of 1.9 years.
Performance-based and Market-based Awards
Modification of Market-based Awards
During the years ended January 31, 2023 and 2022, the Board of Directors granted restricted stock unit awards with market-based vesting conditions (“Market-based RSUs”) to certain executive officers and members of senior management pursuant to the 2021 Plan. The Market-based RSUs are comprised of four tranches that vest depending on a consecutive 60-trading day stock price target of the Company’s common stock. The grant fair value of each tranche was calculated using a Monte Carlo simulation model.
On March 20, 2023, the Board of Directors approved a modification of the Company’s 1,060,000 outstanding Market-based RSUs granted to certain executive officers and members of senior management. This resulted in 840,000 of the awards modified to performance-based vesting and the other 220,000 remained market-based vesting with modified stock price targets and requisite service periods.
Performance-based Awards
The 840,000 awards granted to certain executive officers were modified from market-based vesting conditions to performance-based vesting conditions and will vest based on the Company achieving certain financial metrics over revised service periods. For the portion of the awards where the expectation of the achievement of performance conditions remained probable prior to and post modification, the Company accounted for this change as a Type I modification under ASC 718, Compensation—Stock Compensation. For the portion of the awards where the expectation of the achievement of performance conditions changed from probable prior to the modification to improbable post-modification, the Company accounted for this change as a Type II modification. The Company recognizes expense for performance-based RSUs (“PSUs”) over the requisite service period based on management's expectation of the number of PSUs expected to vest. For any change in the expectation of the number of PSUs that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made. The incremental stock-based compensation expense related to these modified awards was $6.0 million.
On April 4, 2023, the Company granted 70,000 PSUs to an executive officer pursuant to the 2021 Plan with vesting conditions identical to the modified awards discussed above. The grant date fair value of the award was $1.0 million.
During the fourth quarter of fiscal 2024, the Company determined that the portion of the PSUs that were considered improbable of achievement became probable, resulting in an additional compensation expense of $2.2 million to be recognized over the requisite service period. The Company recorded a cumulative catch-up in compensation expense as if the vesting condition was probable of achievement at the time of the grant of the PSUs.
The Company recognized a total of $6.1 million in stock-based compensation expense related to PSUs during the year ended January 31, 2024. As of January 31, 2024, there were 840,000 awards outstanding and a total of $5.9 million of unrecognized compensation expense related to PSUs expected to be recognized over an average vesting period of 1.1 years.
Market-based Awards
The 220,000 awards granted to certain members of senior management were modified to revise the 60-trading day stock price target of the Company’s common stock and the requisite service periods. The incremental stock-based compensation expense related to these modified awards was not material. The Company recognized a total of $1.2 million in stock-based compensation expense related to market-based awards during the year ended January 31, 2024. As of January 31, 2024, there were 198,000 awards outstanding and a total of $0.9 million of unrecognized compensation expense related to market-based RSUs expected to be recognized over an average vesting period of 0.8 years.
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
The fair value of employee stock options was estimated using the following weighted-average assumptions. No stock options were granted during the years ended January 31, 2024 and 2023:

Year Ended January 31,
2022
Stock Option Plans:
Expected term (in years)	6.1
Expected volatility	42.0%
Risk-free interest rate	1.0%
Dividend yield	—
The fair value of employee stock purchase rights for the offering period under the ESPP was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended January 31,
	2024	2023	2022
Employee Stock Purchase Plan:
Expected term (in years)	1.0	0.9	1.0
Expected volatility	62.9%	63.0%	50.0%
Risk-free interest rate	5.3%	0.6%	0.1%
Dividend yield	—	—	—
Stock-Based Compensation
Stock-based compensation expense, net of amounts capitalized was as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Cost of revenue—subscription	$707	$535	$196
Cost of revenue—services	529	433	196
Research and development	12,920	7,937	3,343
Sales and marketing	15,771	9,426	3,968
General and administrative	15,846	7,390	3,047
Restructuring	1	65	—
Total stock-based compensation expense	$45,774	$25,786	$10,750

11. Income Taxes
The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
United States	$(86,826)	$(75,449)	$(61,180)
International	7,998	7,993	3,966
Total	$(78,828)	$(67,456)	$(57,214)
The provision for income taxes consists of the following (in thousands):

	Year Ended January 31,
	2024	2023	2022
Current
Federal	$—	$—	$—
State	105	65	58
Foreign	1,351	1,459	957
	1,456	1,524	1,015
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(101)	(486)	—
	(101)	(486)	—
Total provision for income taxes	$1,355	$1,038	$1,015
The effective tax rate differs from the federal statutory income tax rate applied to the loss before provision for income taxes and tax due to the following:

	As of January 31,
	2024	2023	2022
Provision for income taxes computed at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefits	4.7	4.8	5.0
Foreign rate differential	0.9	1.6	0.2
Stock-based compensation	(2.1)	(2.6)	2.0
Tax credits	1.4	2.2	2.2
U.S. tax on foreign earnings	(1.9)	(1.4)	(0.2)
Change in valuation allowance	(25.1)	(24.2)	(31.2)
Other	(0.6)	(2.9)	(0.8)
Total	(1.7)%	(1.5)%	(1.8)%

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of January 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$85,747	$82,366
Tax credit carryforwards	18,194	15,927
Accruals and reserves	2,978	2,568
Interest carryforwards	841	2,344
Deferred revenue	—	36
Stock-based compensation	4,687	3,302
Capitalized research & development costs	30,506	16,352
Lease liability	744	1,131
Other	1,223	—
Gross deferred tax assets	$144,920	$124,026
Less: Valuation allowance	(137,132)	(117,310)
Total deferred tax assets	$7,788	$6,716
Deferred tax liabilities:
Deferred commissions	$(6,532)	$(4,993)
Right of use asset	(669)	(1,008)
Other	—	(229)
Total deferred tax liabilities	$(7,201)	$(6,230)
Net deferred tax assets	$587	$486
A valuation allowance is provided when it is not more likely than not that some portion of the deferred tax assets will be realized. Management believes that, based on a number of factors, it is more likely than not that the U.S. federal and state net deferred tax assets will not be fully realized, thus a full valuation allowance has been recorded as of January 31, 2024, 2023 and 2022. A valuation allowance of $137.1 million, $117.3 million, and $101.0 million has been established by the Company as of January 31, 2024, 2023 and 2022, respectively. The change in the valuation allowance during the years ended January 31, 2024, 2023 and 2022 was an increase of $19.8 million, $16.3 million and $17.9 million, respectively, primarily due to additional losses.
As of January 31, 2024, the Company had net operating loss carryforwards of $335.6 million for U.S. federal and $193.2 million for U.S. state income tax purposes available to offset future taxable income. The federal and state net operating loss carryforwards will begin expiring in 2028 and 2026, respectively. As of January 31, 2024, the Company had federal and state research and development credits of $15.7 million and $14.6 million, respectively. The federal research and development credits will begin expiring in 2029. The state research and development credits are not currently subject to expiration. Utilization of the net operating loss and tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss and tax credit carryforwards before utilization.
Foreign withholding taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of January 31, 2024 due to the Company’s intention to permanently reinvest such earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not reasonably practicable.
The following table shows the changes in the gross unrecognized tax benefits (in thousands):

	Year Ended January 31,
	2024	2023	2022
Beginning balance	$10,579	$8,835	$7,162
Increase related to current year tax positions	1,511	1,744	1,673
Increase related to prior year tax positions	—	—	—
Ending balance	$12,090	$10,579	$8,835

As of January 31, 2024, 2023 and 2022, no amount of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate.
There were no interest and penalties associated with unrecognized income tax benefits for the years ended January 31, 2024, 2023 and 2022.
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
The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in various international jurisdictions. Due to the Company’s net operating loss carryforwards, all tax years since inception remain subject to examination by U.S. federal and state taxing authorities. Tax years 2016 and forward generally remain open for examination for foreign tax purposes.
12. Restructuring
During the fourth quarter of the fiscal year ended January 31, 2023, the Company initiated a restructuring plan to improve operational efficiency. This resulted in severance costs and related costs and stock-based compensation related to modifications of vested awards granted to certain employees impacted by the restructuring plan. As of January 31, 2024, the restructuring plan is complete.
Restructuring expense was as follows (in thousands):

	Year Ended January 31,
	2024	2023
Employee severance and related costs	$45	$1,598
Stock-based compensation	1	65
Total restructuring charges	$46	$1,663
Accrued Restructuring
Restructuring liabilities are reported within accrued expenses in the Consolidated Balance Sheets. An immaterial amount was paid during the year ended January 31, 2023 The activity in our restructuring liabilities for the year ended January 31, 2024 is as follows (in thousands):

Total
Balance as of January 31, 2023	$1,567
Restructuring charges and adjustments	45
Payments	(1,612)
Balance as of January 31, 2024	$—
13. Geographic Information
The following table depicts the disaggregation of revenue by geographic area based on the billing address of the customer (in thousands):

	Year ended January 31,
	2024	2023	2022
United States	$115,427	$95,762	$77,074
International	64,610	59,062	46,468
Total	$180,037	$154,824	$123,542
No individual foreign country contributed 10% or more of total revenue for the years ended January 31, 2024, 2023 and 2022.

As of January 31, 2024 and 2023, the majority of the Company’s long-lived assets, including operating lease ROU assets were located in the United States.
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2024	2023	2022
Numerator
Net loss	$(80,183)	$(68,494)	$(58,229)
Cumulative dividends on Series G redeemable convertible preferred stock	—	—	(2,917)
Net loss attributable to common stockholders	$(80,183)	$(68,494)	$(61,146)
Denominator
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	47,175	44,787	25,777
Net loss per share attributable to common stockholders, basic and diluted	$(1.70)	$(1.53)	$(2.37)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Year Ended January 31,
	2024	2023	2022
Stock options	5,890	7,819	9,167
RSUs	4,904	4,499	1,498
Employee stock purchase rights under the ESPP	147	130	231
Common stock warrants	105	105	105
Total	11,046	12,553	11,001
15. Subsequent Events
Loan and Security Agreement
On February 7, 2024, the Company entered into a loan and security agreement with MUFG Bank, Ltd., as lender, for a three-year senior secured revolving loan facility of up to $25.0 million, including a letter of credit sublimit of up to $5.0 million, with an original maturity date on February 7, 2027 and a uncommitted accordion feature that provides up to $25.0 million of additional borrowing capacity (the “Credit Facility”). Borrowings under the Credit Facility accrue interest at a floating per annum rate based on SOFR, plus 3.0% for the applicable interest rate period. Accrued interest on the Credit Facility will be paid at the end of the applicable interest rate period, but at least every three months. The Company is also obligated to pay other customary fees and expenses, including an unused revolving line facility fee of 0.25% per annum of the average daily unused portion of the Credit Facility.
The Credit Facility is subject to a minimum consolidated adjusted EBITDA covenant, tested quarterly. The Credit Facility also contains certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the Company’s ability to, among other things, incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates, in each case, subject to customary and other agreed limitations and exceptions. To date, the Company has an outstanding letter of credit against the $5.0 million sublimit in connection with a lease arrangement.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2024 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the fiscal quarter ended January 31, 2024, none of our directors or officers (as defined in Section 16 under the Exchange Act) informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive proxy statement to be filed with the SEC no later than 120 days after January 31, 2024 in connection with our 2024 annual meeting of stockholders, or the 2024 Proxy Statement.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement.

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
EXHIBIT INDEX

		Incorporated by Reference

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	333-257205	3.1	September 10, 2021

3.2	Bylaws of the registrant, as amended.	10-Q	333-257205	3.2	September 10, 2021

4.1	Form of common stock certificate of the registrant.	S-1	333-257205	4.1	June 21, 2021

4.2	Seventh Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of May 19, 2020.	S-1	333-257205	4.2	June 21, 2021

4.3	Description of capital stock of the registrant.	10-K	001-40601	4.3	March 31, 2022

10.1*	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-257205	10.1	June 21, 2021

10.2*	Couchbase, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-257205	10.2	July 12, 2021

10.3*	Couchbase, Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-257205	10.3	July 12, 2021

10.4*	Couchbase, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1	333-257205	10.4	June 21, 2021

10.5*	Couchbase, Inc. 2008 Equity Incentive Plan and related form agreements.	S-1	333-257205	10.5	June 21, 2021

10.6*	Couchbase, Inc. 2021 Executive Incentive Compensation Plan and related form agreements.	S-1	333-257205	10.6	June 21, 2021

10.7*	Amended Outside Director Compensation Policy	10-Q	001-40601	10.1	December 10, 2021

10.8*	Change in Control and Severance Policy and related form agreements.	S-1	333-257205	10.8	June 21, 2021

10.9*	Confirmatory Employment Letter between the registrant and Matthew M. Cain, dated as of June 17, 2021.	S-1	333-257205	10.9	June 21, 2021

10.10*	Confirmatory Employment Letter between the registrant and Margaret Chow, dated as of June 17, 2021.	S-1	333-257205	10.10	June 21, 2021

10.11*	Employment Agreement between the registrant and Huw Owen, dated as of June 8, 2022.	10-Q	001-40601	10.1	June 7, 2023

10.12	Sublease by and between the registrant and Gigamon Inc., dated as of April 25, 2018.	S-1	333-257205	10.12	June 21, 2021

10.13	Amended and Restated Loan and Security Agreement by and between the registrant and Silicon Valley Bank, dated as of January 29, 2021.	S-1	333-257205	10.13	June 21, 2021

10.14*	Stock Price Achievement Restricted Stock Unit Program	8-K	001-40601	10.1	January 28, 2022

10.15	Letter Agreement Regarding Amended and Restated Loan and Security Agreement by and between the registrant and Silicon Valley Bank, dated as of August 1, 2022.	10-Q	001-40601	10.1	September 9, 2022

10.17*	Description of Terms of Chief Executive Officer Cash Bonus.	8-K	001-40601		October 14, 2022

10.18*	Couchbase, Inc. 2023 Inducement Equity Incentive Pan and related form agreements.	8-K	001-40601	10.1	January 13, 2023

21.1	List of subsidiaries of the registrant.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on signature page hereto).					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Couchbase, Inc. Compensation Recovery Policy					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X

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

COUCHBASE, INC.

Date: March 26, 2024	By:	/s/ Matthew M. Cain
Matthew M. Cain
Chair, President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew M. Cain and Margaret Chow, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew M. Cain	Chair, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2024
Matthew M. Cain

/s/ Greg Henry	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2024
Greg Henry

/s/ Bill Carey	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 26, 2024
Bill Carey

/s/ Edward T. Anderson	Director	March 26, 2024
Edward T. Anderson

/s/ Alvina Antar	Director	March 26, 2024
Alvina Antar

/s/ Carol W. Carpenter	Director	March 26, 2024
Carol W. Carpenter

/s/ Lynn M. Christensen	Director	March 26, 2024
Lynn M. Christensen

/s/ Kevin J. Efrusy	Director	March 26, 2024
Kevin J. Efrusy

/s/ Jeff Epstein	Director	March 26, 2024
Jeff Epstein

/s/ Aleksander J. Migon	Director	March 26, 2024
Aleksander J. Migon

/s/ David C. Scott	Director	March 26, 2024
David C. Scott

/s/ Richard A. Simonson	Director	March 26, 2024
Richard A. Simonson