Form 10-Q
period 2024-04-30
Couchbase, Inc.
filed 2024-06-06
CIK 1845022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2024, the registrant had 50,309,880 shares of common stock outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future plans or events, management's expectations and opinions or our future financial or operating performance, intentions, designs, expectations or objectives. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “forecast,” “contemplate,” “believe,” “estimate,” “predict,” “seek,” “pursue,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our expectations regarding:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, period of benefit for deferred commissions, our ability to determine reserves and our ability to achieve and maintain future profitability;
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
•macroeconomic conditions, foreign exchange fluctuation, inflation concerns, increased interest rates and recessionary fears, on our business and results of operations;
•our expectations regarding the effects of existing and developing laws, rules, regulations and other legal obligations, including with respect to taxation and data privacy and security;
•our ability to manage risk associated with our business;
•our expectations regarding new and evolving markets, as well as the impact of artificial intelligence ("AI") in business, including development of Capella iQ, our generative AI-powered developer’s coding assistant built into Couchbase Capella;
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

Part I – Financial Information
Item 1. Financial Statements (unaudited)
COUCHBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	As of	As of
	April 30, 2024	January 31, 2024
Assets
Current assets
Cash and cash equivalents	$51,975	$41,351
Short-term investments	108,220	112,281
Accounts receivable, net	34,580	44,848
Deferred commissions	13,233	15,421
Prepaid expenses and other current assets	10,307	10,385
Total current assets	218,315	224,286
Property and equipment, net	6,113	5,327
Operating lease right-of-use assets	4,135	4,848
Deferred commissions, noncurrent	12,562	11,400
Other assets	1,446	1,891
Total assets	$242,571	$247,752
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,071	$4,865
Accrued compensation and benefits	8,939	18,116
Other accrued expenses	3,814	4,581
Operating lease liabilities	3,106	3,208
Deferred revenue	89,619	81,736
Total current liabilities	109,549	112,506
Operating lease liabilities, noncurrent	1,388	2,078
Deferred revenue, noncurrent	2,572	2,747
Total liabilities	113,509	117,331
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 200,000,000 shares authorized as of April 30, 2024 and January 31, 2024; zero shares issued outstanding as of April 30, 2024 and January 31, 2024	—	—
Common stock, $0.00001 par value; 1,000,000,000 shares authorized as of April 30, 2024 and January 31, 2024; 50,220,260 and 49,079,876 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	—	—
Additional paid-in capital	640,931	621,024
Accumulated other comprehensive (loss) income	(215)	56
Accumulated deficit	(511,654)	(490,659)
Total stockholders’ equity	129,062	130,421
Total liabilities and stockholders’ equity	$242,571	$247,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended April 30,
	2024	2023
Revenue:
License	$6,859	$4,943
Support and other	42,179	33,599
Total subscription revenue	49,038	38,542
Services	2,289	2,454
Total revenue	51,327	40,996
Cost of revenue:
Subscription	3,957	3,673
Services	1,725	2,249
Total cost of revenue	5,682	5,922
Gross profit	45,645	35,074
Operating expenses:
Research and development	17,847	15,383
Sales and marketing	37,755	32,553
General and administrative	12,583	9,625
Restructuring	—	46
Total operating expenses	68,185	57,607
Loss from operations	(22,540)	(22,533)
Interest expense	—	(25)
Other income, net	1,531	1,433
Loss before income taxes	(21,009)	(21,125)
Provision (benefit) for income taxes	(14)	750
Net loss	$(20,995)	$(21,875)
Net loss per share, basic and diluted	$(0.42)	$(0.48)
Weighted-average shares used in computing net loss per share, basic and diluted	49,788	45,843
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended April 30,
	2024	2023

Net loss	$(20,995)	$(21,875)
Other comprehensive loss:
Net unrealized (losses) gains on investments, net of tax	(271)	317
Total comprehensive loss	$(21,266)	$(21,558)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	49,079,876	$—	$621,024	$56	$(490,659)	$130,421
Issuance of common stock upon exercise of stock options	406,055	—	3,294	—	—	3,294
Issuance of common stock in connection with employee stock purchase plan	123,778	—	1,795	—	—	1,795
Vesting of restricted stock units	610,551	—	—	—	—	—
Stock-based compensation	—	—	14,818	—	—	14,818
Net unrealized losses on investments	—	—	—	(271)	—	(271)
Net loss	—	—	—	—	(20,995)	(20,995)
Balance as of April 30, 2024	50,220,260	$—	$640,931	$(215)	$(511,654)	$129,062

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	45,432,029	$—	$561,547	$(807)	$(410,476)	$150,264
Issuance of common stock upon exercise of stock options	389,377	—	1,917	—	—	1,917
Issuance of common stock in connection with employee stock purchase plan	74,113	—	847	—	—	847
Vesting of restricted stock units	259,980	—	—	—	—	—
Stock-based compensation	—	—	9,480	—	—	9,480
Net unrealized gains on investments	—	—	—	317	—	317
Net loss	—	—	—	—	(21,875)	(21,875)
Balance as of April 30, 2023	46,155,499	$—	$573,791	$(490)	$(432,351)	$140,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities
Net loss	$(20,995)	$(21,875)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	400	890
Stock-based compensation, net of amounts capitalized	14,627	9,276
Amortization of deferred commissions	4,096	4,540
Non-cash lease expense	765	772
Foreign currency transaction losses (gains)	283	(84)
Other	(824)	(746)
Changes in operating assets and liabilities
Accounts receivable	10,165	(2,274)
Deferred commissions	(3,070)	(4,824)
Prepaid expenses and other assets	31	1,405
Accounts payable	(792)	5,458
Accrued compensation and benefits	(9,179)	(4,060)
Other accrued expenses	(813)	(1,256)
Operating lease liabilities	(843)	(826)
Deferred revenue	7,708	6,423
Net cash provided by (used in) operating activities	1,559	(7,181)
Cash flows from investing activities
Purchases of short-term investments	(19,454)	(7,821)
Maturities and sales of short-term investments	24,144	19,423
Additions to property and equipment	(995)	(1,288)
Net cash provided by investing activities	3,695	10,314
Cash flows from financing activities
Proceeds from exercise of stock options	3,294	1,917
Proceeds from issuance of common stock under ESPP	1,795	847
Net cash provided by financing activities	5,089	2,764
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(262)	(103)
Net increase in cash, cash equivalents and restricted cash	10,081	5,794
Cash, cash equivalents and restricted cash
Beginning of period	41,894	40,989
End of period	$51,975	$46,783
Cash and cash equivalents	$51,975	$46,240
Restricted cash included in other assets	—	543
Total cash, cash equivalents and restricted cash	$51,975	$46,783
Supplemental disclosures of cash activities
Cash paid for income taxes	$591	$294
Cash paid for interest	$—	$25
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$191	$204
Net change in unrealized gains or losses on available-for-sale debt securities	$(271)	$317
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
The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2024, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2024, are not necessarily indicative of the results to be expected for the year ending January 31, 2025, or for any other interim period or for any other future year.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024, as filed with the SEC on March 26, 2024.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts stated in the financial statements and accompanying notes. Such estimates include, but are not limited to, standalone selling prices for each distinct performance obligation, capitalized internal-use software costs, expected period of benefit for deferred commissions, valuation of stock-based awards, the determination of allowance for credit losses, the incremental borrowing rate used to measure operating lease liabilities, and accounting for income taxes. The Company bases its estimates on historical experience and assumptions that management considers reasonable.
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

Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024, that have had a material impact on its condensed consolidated financial statements and related notes.
Deferred Commissions
The Company capitalizes certain sales commissions, including related payroll taxes, earned by the Company’s sales force, which are considered to be incremental costs that would not be incurred absent of the contract. On an annual basis, the Company assesses the expected period of benefit by taking into consideration its customer contracts, its technology and duration of customer relationships. Based on our most recent assessment, the Company determined the expected period of benefit for incremental costs of customer contracts should be increased from three to four years. This change in accounting estimate was effective February 1, 2024 and is accounted for prospectively in the Company's unaudited condensed consolidated financial statements. Commissions for renewal contracts are not commensurate with the commission paid for initial acquisition of a contract and are amortized based over the related contractual renewal period. This change in the period of benefit did not have a material impact to our unaudited condensed consolidated financial statements.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents, restricted cash and short-term investments with high-quality financial institutions. Cash equivalents consist of money market funds which are invested through financial institutions in the United States (“U.S.”). Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on these deposits.
For its accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amounts recorded on the consolidated balance sheet. Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographies and industries. The Company performs ongoing credit evaluations on certain customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for credit losses and historically bad debts have not been material.
No customer accounted for 10% or more of total revenue for the three months ended April 30, 2024 and 2023. Two customers accounted for approximately 16% and 13% of gross accounts receivable as of April 30, 2024, respectively. No customer accounted for 10% or more of gross accounts receivable as of January 31, 2024.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
There were no significant changes to the Company’s significant accounting policies disclosed in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” of the Company’s Annual Report.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements. ASU 2023-07 expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosure requirements of ASU 2023-07 are required for all entities including entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires companies to disclose additional information about income taxes, primarily their rate reconciliation information and income taxes paid. The new guidance requires companies to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. Additionally companies will be required to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for the Company for the fiscal year ending January 31, 2026, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.
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
3. Cash Equivalents and Short-Term Investments
The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of April 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$37,117	$—	$—	$37,117
Total cash equivalents	37,117	—	—	37,117
Short-Term Investments
U.S. government treasury securities	83,723	1	(157)	83,567
Corporate debt securities	13,804	2	(49)	13,757
U.S. government agency securities	5,999	—	(12)	5,987
Commercial paper	4,909	—	—	4,909
Total short-term investments	108,435	3	(218)	108,220
Total	$145,552	$3	$(218)	$145,337

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$32,895	$—	$—	$32,895
Total cash equivalents	32,895	—	—	32,895
Short-Term Investments
U.S. government treasury securities	85,525	58	(7)	85,576
Corporate debt securities	13,712	14	(1)	13,725
U.S. government agency securities	7,999	—	(8)	7,991
Commercial paper	4,845	—	—	4,845
Asset-backed securities	144	—	—	144
Total short-term investments	112,225	72	(16)	112,281
Total	$145,120	$72	$(16)	$145,176
During the three months ended April 30, 2024 and 2023, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income (expense), net in the condensed consolidated statements of operations.
As of April 30, 2024, the Company’s short-term investments consisted of $88.8 million and $19.4 million with a contractual maturity date of less than one year and greater than one year, respectively. As of January 31, 2024, the Company’s short-term investments consisted of $97.6 million and $14.7 million with a contractual maturity of less than one year and greater than one year, respectively.

The Company’s gross unrealized losses and fair values for short-term investments that were in an unrealized loss position as of April 30, 2024 and January 31, 2024 aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	As of April 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(157)	$77,620	$—	$—	$(157)	$77,620
U.S. government agency securities	(12)	5,987	—	—	(12)	5,987
Corporate debt securities	(49)	9,826	—	—	(49)	9,826
Total	$(218)	$93,433	$—	$—	$(218)	$93,433

	As of January 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(7)	$22,746	$—	$—	$(7)	$22,746
U.S. government agency securities	(8)	7,991	—	—	(8)	7,991
Corporate debt securities	(1)	5,008	—	—	(1)	5,008
Asset-backed securities	—	—	—	144	—	144
Total	$(16)	$35,745	$—	$144	$(16)	$35,889
As of April 30, 2024, the Company had 19 short-term investments in an unrealized loss position. As of January 31, 2024, the Company had 13 short-term investments in an unrealized loss position. As of April 30, 2024, the Company determined that the declines in the market value of its investment portfolio were not driven by credit related factors. During the three months ended April 30, 2024, there were no credit or non-credit related impairment charges recorded by the Company.
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

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of April 30, 2024
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$37,117	$—	$37,117
Total cash equivalents	37,117	—	37,117
Short-Term Investments
U.S. government treasury securities	—	83,567	83,567
Corporate debt securities	—	13,757	13,757
U.S. government agency securities	—	5,987	5,987
Commercial paper	—	4,909	4,909
Total short-term investments	—	108,220	108,220
Total	$37,117	$108,220	$145,337

	As of January 31, 2024
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$32,895	$—	$32,895
Total cash equivalents	32,895	—	32,895
Short-Term Investments
U.S. government treasury securities	—	85,576	85,576
Corporate debt securities	—	13,725	13,725
U.S. government agency securities	—	7,991	7,991
Commercial paper	—	4,845	4,845
Asset-backed securities	—	144	144
Total short-term investments	—	112,281	112,281
Total	$32,895	$112,281	$145,176
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
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2024	2024
Prepaid expenses	$4,720	$4,793
Prepaid software	4,390	4,429
Other current assets	1,197	1,163
Total prepaid expenses and other current assets	$10,307	$10,385

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2024	2024
Computer equipment	$3,744	$3,736
Furniture and fixtures	418	418
Capitalized internal-use software	8,743	8,743
Leasehold improvements	1,903	1,903
Construction in progress—capitalized internal-use software	3,749	2,571
Total gross property and equipment	18,557	17,371
Accumulated depreciation and amortization	(12,444)	(12,044)
Total property and equipment, net	$6,113	$5,327
Depreciation and amortization expense was $0.4 million and $0.9 million for three months ended April 30, 2024 and 2023, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $0.2 million and $0.7 million in the three months ended April 30, 2024 and 2023, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2024	2024
Accrued bonus	$2,784	$7,056
Accrued commissions	2,150	4,852
Accrued payroll and benefits	3,304	4,690
Employee contributions under the ESPP	701	1,518
Total accrued compensation and benefits	$8,939	$18,116
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2024	2024
Accrued professional fees	$937	$1,190
Sales and value added tax payable	287	517
Income taxes payable	137	173
Other	2,453	2,701
Total other accrued liabilities	$3,814	$4,581
6. Deferred Revenue and Remaining Performance Obligations
The following table presents the deferred revenue balances (in thousands):

	As of April 30,	As of January 31,
	2024	2024
Deferred revenue, current	$89,619	$81,736
Deferred revenue, noncurrent	2,572	2,747
Total deferred revenue	$92,191	$84,483

Changes in the deferred revenue balances during the three months ended April 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Beginning balance	$84,483	$74,991
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(34,359)	(29,061)
Increases due to invoicing prior to satisfaction of performance obligations	42,067	35,484
Ending balance	$92,191	$81,414
Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of April 30, 2024, the Company’s RPOs were $220.0 million. The Company expects to recognize revenue of $137.0 million of these remaining performance obligations over the next twelve months with the remaining balances recognized thereafter.
7. Debt
Loan and Security Agreement
On February 7, 2024, the Company entered into a loan and security agreement with MUFG Bank, Ltd., as lender, for a three-year senior secured revolving loan facility of up to $25.0 million, including a letter of credit sublimit of up to $5.0 million, with an original maturity date on February 7, 2027 and a uncommitted accordion feature that provides up to $25.0 million of additional borrowing capacity (the “Credit Facility”). Borrowings under the Credit Facility accrue interest at a floating per annum rate based on secured overnight financing rate ("SOFR"), plus 3.0% for the applicable interest rate period. Accrued interest on the Credit Facility will be paid at the end of the applicable interest rate period, but at least every three months. The Company is also obligated to pay other customary fees and expenses, including an unused revolving line facility fee of 0.25% per annum of the average daily unused portion of the Credit Facility.
Under the Credit Facility, the Company is subject to a minimum consolidated adjusted EBITDA covenant, tested quarterly. The Credit Facility also contains certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates, in each case, subject to customary and other agreed limitations and exceptions. To date, the Company has an outstanding letter of credit of $0.5 million against the $5.0 million sublimit in connection with a lease arrangement.
The Company did not have any debt outstanding under the Credit Facility as of April 30, 2024 and was in compliance with the financial covenants associated with the Credit Facility as of April 30, 2024.
8 . Leases
The Company leases facilities under non-cancelable operating leases, primarily for rent of office space. The Company's leases have various expiration dates through November 2027, some of which include options to extend the leases for up to three years. The Company does not have any finance leases.
The components of lease costs were as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Operating lease costs	$765	$772
Variable lease costs	$157	$146
Short-term lease costs were immaterial during the three months ended April 30, 2024 and 2023.
The following table presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended April 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$843	$823
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—
The following table presents supplemental balance sheet information related to operating leases (in thousands, except for lease term and discount rate):

	April 30, 2024	January 31, 2024
Operating lease right-of-use assets	$4,135	$4,848
Operating lease liabilities	$3,106	$3,208
Operating lease liabilities, noncurrent	1,388	2,078
Total operating lease liabilities	$4,494	$5,286
Weighted-average remaining lease term	1.8 years	2.0 years
Weighted-average discount rate	4.4%	4.4%
As of April 30, 2024, remaining maturities of operating lease liabilities were as follows (in thousands):

Period	Operating Leases
Remaining for Fiscal 2025	$2,514
Fiscal 2026	1,481
Fiscal 2027	437
Fiscal 2028	245
Fiscal 2029 and thereafter	—
Total lease payments	4,677
Less: imputed interest	(183)
Total	$4,494
9. Commitments and Contingencies
Other Contractual Commitments
Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.
There were no material contractual commitments that were entered into during the three months ended April 30, 2024 that were outside the ordinary course of business.
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
Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which the Company agrees to indemnify customers, vendors, lessors and other business partners with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. Additionally, the Company entered into indemnification agreements with the Company’s directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise from their services as a director or executive officer in any capacity as the Company's director, trustee, general partner, managing member, officer, employee, agent or fiduciary or with respect to any employee benefit plans. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements nor are we aware of any such claims that could reasonably be expected to incur material costs.
10. Stockholders’ Equity and Employee Incentive Plans
Redeemable Convertible Preferred Stock
As of April 30, 2024, there were no shares of redeemable convertible preferred stock issued and outstanding.
The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 shares of common stock at a par value of $0.00001 as of April 30, 2024 and January 31, 2024.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of April 30, 2024 and January 31, 2024, no dividends had been declared.
As of April 30, 2024, the Company has reserved common stock for future issuance as follows:

Number of Shares
Stock options outstanding	5,465,173
Restricted stock units issued and outstanding	5,930,054
Remaining shares available for issuance under the 2021 Plan	3,565,156
Shares available for issuance under the 2023 Inducement Plan	955,779
ESPP	1,606,656
Common stock warrants	105,350
Total	17,628,168
Common Stock Warrants
In April, 2019, the Company issued warrants in connection with a term loan agreement with a certain lender to purchase 105,350 shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. As of April 30, 2024, all warrants were outstanding and exercisable.

Stock Options
The following table summarizes stock option activity under the Stock Plans for the three months ended April 30, 2024 (aggregate intrinsic value in thousands):

	Options Outstanding		Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Number of Options	Weighted- Average Exercise Price
Balances as of January 31, 2024	5,889,938	$10.38	4.84	$86,742
Options exercised	(406,055)	$8.11
Options cancelled	(18,710)	$24.78
Balances as of April 30, 2024	5,465,173	$10.50	4.55	$75,355
Options vested and expected to vest as of April 30, 2024	5,465,173	$10.50	4.55	$75,355
Options vested and exercisable as of April 30, 2024	5,152,472	$9.80	4.41	$74,479
No stock options were granted during the three months ended April 30, 2024 and 2023.
The aggregate intrinsic value of options exercised during the three months ended April 30, 2024 and 2023 was $8.1 million and $4.2 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The Company recognized stock-based compensation expense related to stock options of $0.9 million and $1.2 million during the three months ended April 30, 2024 and 2023, respectively.
As of April 30, 2024, there was $2.6 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.8 years.
Service-Based RSUs
During the year ended January 31, 2022, the Company began granting RSUs to its employees which have service-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service over two to four years, depending on the award, during which time the grants will vest either quarterly or after a one-year cliff with quarterly vesting thereafter.
The following table is a summary of service-based RSU activity for the three months ended April 30, 2024:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2024	3,909,920	$17.56
RSUs granted	1,743,216	$27.48
RSUs vested	(531,351)	$17.32
RSUs forfeited	(137,331)	$18.93
Balances as of April 30, 2024	4,984,454	$21.02
The aggregate fair value of the RSU awards granted was $47.9 million and $39.3 million during the three months ended April 30, 2024 and 2023, respectively. This represents the fair value of the common stock on the date the service-based vesting awards were granted.
We recognized $11.6 million and $6.8 million in stock-based compensation expense related to service vesting-based RSUs during the three months ended April 30, 2024 and 2023, respectively. As of April 30, 2024, there was $93.6 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over a weighted-average vesting period of 1.8 years.

Performance-based and Market-based Awards
Performance-based Awards
We recognized a total of $1.3 million and $0.7 million in stock-based compensation expense related to PSUs during the three months ended April 30, 2024 and 2023, respectively. As of April 30, 2024, there were 840,000 awards outstanding and a total of $4.7 million of unrecognized compensation expense related to PSUs expected to be recognized over an average vesting period of 1.4 years.
Market-based Awards
The Company recognized a total of $0.3 million and $0.2 million in stock-based compensation expense related to market-based awards during the three months ended April 30, 2024 and 2023, respectively. There were 79,200 awards vested during the three months ended April 30, 2024. As of April 30, 2024, there were 105,600 awards outstanding and a total of $0.5 million of unrecognized compensation expense related to market-based RSUs expected to be recognized over an average vesting period of 0.9 years.
Determination of Fair Value
The Company estimates the fair value of purchase rights issued to employees under the ESPP using the Black-Scholes option-pricing model, which is dependent upon several variables, such as the fair value of the Company’s common stock, the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield.
The fair value of employee stock purchase rights for the offering period under the 2021 ESPP was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended April 30,
	2024	2023
Employee Stock Purchase Plan:
Expected term (in years)	1.2	0.8
Expected volatility	60.1%	66.9%
Risk-free interest rate	5.0%	4.8%
Dividend yield	—	—
The Company recognized stock-based compensation expense related to the ESPP of $0.6 million and $0.3 million during the three months ended April 30, 2024 and 2023, respectively. As of April 30, 2024, $2.4 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 1.0 year.
During the three months ended April 30, 2024, 123,778 shares of common stock were issued under the ESPP.
Stock-Based Compensation
Stock-based compensation expense, net of amounts capitalized was as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Cost of revenue—subscription	$266	$193
Cost of revenue—services	141	145
Research and development	3,993	2,768
Sales and marketing	5,223	3,241
General and administrative	5,004	2,928
Restructuring	—	1
Total stock-based compensation expense	$14,627	$9,276
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
The Company recorded an immaterial amount of income tax expense for the three months ended April 30, 2024 and $0.8 million for the three months ended April 30, 2023, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the U.S., a full valuation allowance on the Company’s domestic deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained. The Company has deferred tax attributes for stock-based compensation and fixed assets in the United Kingdom, and has not recorded a valuation allowance on the deferred tax attributes as of April 30, 2024. The Company will continue to evaluate for any future developments.
12. Geographic Information
The following table depicts the disaggregation of revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended April 30,
	2024	2023
United States	$34,682	$25,991
International	16,645	15,005
Total	$51,327	$40,996
No individual foreign country contributed 10% or more of total revenue for the three months ended April 30, 2024 and 2023.
As of April 30, 2024 and January 31, 2024, the majority of the Company’s long-lived assets, including operating lease ROU assets, were located in the United States.
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2024	2023
Numerator
Net loss	$(20,995)	$(21,875)
Denominator
Weighted-average shares used in computing net loss per share, basic and diluted	49,788	45,843
Net loss per share, basic and diluted	$(0.42)	$(0.48)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of April 30,
	2024	2023
Stock options	5,465	7,388
RSUs	5,886	6,983
Employee stock purchase rights under the ESPP	141	118
Common stock warrants	105	105
Total	11,597	14,594

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31. Our fiscal years ended January 31, 2023, 2024 and 2025 are referred to herein as fiscal 2023, fiscal 2024 and fiscal 2025, respectively.
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
We designed Couchbase to give enterprises a database for the modern cloud world. Our platform combines the best capabilities of a relational database, like SQL transactions and ACID guarantees, with the flexibility and scalability of a NoSQL database. This allows enterprises to confidently accelerate strategic initiatives such as more quickly moving business-critical applications into the cloud, improving application flexibility and increasing developer agility. For our customers, we facilitate a seamless transition from legacy relational databases to our modern cloud database platform resulting in better application scalability, user experience and security at the pace that works for them. We believe our unique architecture is also well-suited to power AI applications which require exceptionally high performance and scalability. We deliver this cloud database platform both as a customer-managed product and as a fully-managed DBaaS that is managed by Couchbase. Our DBaaS, called Couchbase Capella, supports a broad set of use cases, reducing a customer’s need to buy, deploy and manage additional databases or supporting technologies.

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
We have achieved significant growth over our operating history. For the three months ended April 30, 2024 and 2023, our revenue was $51.3 million and $41.0 million, respectively, representing period-over-period growth rate of 25%. As of April 30, 2024 and 2023, our annual recurring revenue (“ARR”) was $207.7 million and $172.2 million, respectively, representing period-over-period growth of 21%. For the three months ended April 30, 2024 and 2023, our net loss was $21.0 million and $21.9 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.
Our Business Model
We generate the substantial majority of our revenue from sales of subscriptions, which accounted for 96% and 94% of our total revenue for the three months ended April 30, 2024 and 2023, respectively. We derive a substantial majority of our subscription revenue from the Enterprise Edition of Couchbase Server and Couchbase Mobile. Couchbase Server is generally licensed per node, which we define as an instance of Couchbase running on a server. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 7am-5pm local time support, 5 days a week. These response times are for incidents of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3 incidents, which are less severe, are longer.
We also derive subscription revenue from our DBaaS offering. Our DBaaS offering, called Couchbase Capella, is sold on a consumption basis, which removes the need to license different node types separately. Couchbase Capella pricing delivers superior customer flexibility relative to other Cloud Service Providers (“CSPs”) as on-demand pricing allows customers to pay only for what they use based on hourly pricing and the credits purchased through our annual credit model expire only at the end of a 12-month period, rather than ratably throughout the year. We also provide automatic conversion to on-demand consumption when annual credits expire or are exhausted. Couchbase Capella credits can be purchased upfront to provide cost savings with volume discounts available based on credit quantity. We offer three pricing levels for Couchbase Capella, based on the support response time.
The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances and is typically billed annually in advance. The timing and billing of large, multi-year contracts can create variability in revenue and deferred revenue between periods.
We also generate revenue from services, which represented 4% and 6% of our total revenue for the three months ended April 30, 2024 and 2023, respectively. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.
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

We complement our “sell-to” go-to-market motion with a “buy-from” go-to-market motion, which is focused on targeting the application developer community to drive adoption of our platform. To accomplish this, we have and plan to continue to invest in Couchbase Capella. We also offer free Community Editions of some of our products, free trials of our Enterprise Edition of Couchbase Server and Couchbase Capella products and a web browser-based demonstration version of Couchbase Server to further accelerate application developer adoption. We believe these offerings lead to future purchases of our paid products. While our Community Edition includes the core functionality of Couchbase Server, it is not suited for mission-critical deployments, as it offers only limited functionality around the scaled performance and security that enterprises require and no direct customer support from Couchbase.
We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. A significant portion of our revenue in the three months ended April 30, 2024 and 2023 was attributable to our partner ecosystem.
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
Impact of Macroeconomic Conditions
Current macroeconomic conditions, including recessionary fears, inflation concerns, and increased interest rates as a result of government actions to combat inflation, as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. We continue to see deal cycles that are consistent with previous quarters, along with an elevation in degree of budget scrutiny, slower than expected product migrations, lower than expected expansions, and customers electing to buy in smaller increments. Additionally, effects from foreign exchange fluctuations have impacted and may continue to impact our results of operations.
The effects of these macroeconomic conditions on our business and operations remains highly uncertain, and it is not possible for us to predict the duration and extent to which they will affect our business, future results of operations, and financial condition. See the section titled “Risk Factors” for further discussion of these challenges and risks.
Factors Affecting Our Performance
Continuing to Acquire New Customers
We grow our subscription revenue by acquiring new customers. The size of our customer base may vary from period to period for several reasons, including the length of our sales cycle, the effectiveness of our sales and marketing efforts, enterprise application development cycles and the corresponding adoption rates of modern applications that require database solutions like ours. Additionally, our revenue has and will vary as new customers purchase our products due to the fact that we recognize a portion of such subscription revenue upfront. As digital transformation continues to accelerate, we believe that Couchbase Capella will become increasingly popular as a result of its compelling pricing model, ease of operation, lower TCO, time to market and flexibility. We will continue to offer Couchbase Capella and provide flexible, highly available and differentiated economical options to capture new customers.
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
Key Business Metrics
Annual Recurring Revenue
We define ARR as of a given date as the annualized recurring revenue that we would contractually receive from our customers in the month ending 12 months following such date. Based on historical experience with customers, we assume all contracts will be renewed at the same levels unless we receive notification of non-renewal and are no longer in negotiations prior to the measurement date. For Capella products, ARR in a customer's initial year is calculated as the greater of: (i) initial year contract revenue as described above or (ii) annualized prior 90 days of actual consumption; and ARR for subsequent years is calculated with method (ii). ARR excludes services revenue.
Prior to fiscal 2025, ARR excluded on-demand revenue and, for Capella products in a customer's initial year, ARR was calculated solely on the basis of initial year contract revenue. The reason for these changes is to better reflect ARR where usage rates or timing of purchases may be uneven and to better align with how ARR is used to measure the performance of the business. ARR for prior periods has not been adjusted to reflect this change as it is not material to any period previously presented.
ARR should be viewed independently of revenue, and does not represent our revenue under GAAP on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal dates. ARR is not intended to be a replacement for forecasts of revenue. Although we seek to increase ARR as part of our strategy of targeting large enterprise customers, this metric may fluctuate from period to period based on our ability to acquire new customers, expand within our existing customers and consumption dynamics. We believe that ARR is an important indicator of the growth and performance of our business.
As of April 30, 2024, ARR for Couchbase Capella products was approximately $23.9 million.

	As of April 30,
	2024	2023

	(in millions)
ARR	$207.7	$172.2
Customers
We calculate our total number of customers, which also includes customers of Couchbase Capella, at the end of each period. Each customer account that has an active subscription contract with us or with which we are negotiating a renewal contract at the end of a given period is included in the calculation of total customer count, and the Couchbase Capella customer count includes customers who have a subscription of Couchbase Capella. Beginning in fiscal 2025, customers who used our products through an on-demand arrangement are included in the calculation of total customer count. The reason for this change is to align with our revised ARR methodology. As of April 30, 2024, we had 236 Couchbase Capella customers. Each party with which we enter into a subscription contract is considered a unique customer and, in some cases, a single organization may be counted as more than one customer. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs and other market activity. We believe that our number of customers is an important indicator of the growth of our business and future revenue trends.

	As of April 30,
	2024	2023
Customers	807	679
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
We define the non-GAAP financial measures below as their respective GAAP measures, excluding expenses related to stock-based compensation expense, employer payroll taxes on employee stock transactions, restructuring charges and impairment of capitalized internal-use software. We use these non-GAAP financial measures in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.
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

	Three Months Ended April 30,
	2024	2023

	(dollars in thousands)
Total revenue	$51,327	$40,996
Gross profit	$45,645	$35,074
Add: Stock-based compensation expense	407	338
Add: Employer taxes on employee stock transactions	70	10
Non-GAAP gross profit	$46,122	$35,422
Gross margin	88.9%	85.6%
Non-GAAP gross margin	89.9%	86.4%

Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, restructuring charges and impairment of capitalized internal-use software . We use non-GAAP operating loss and non-GAAP operating margin in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Three Months Ended April 30,
	2024	2023

	(dollars in thousands)
Total revenue	$51,327	$40,996
Loss from operations	$(22,540)	$(22,533)
Add: Stock-based compensation expense	14,627	9,275
Add: Employer taxes on employee stock transactions	1,216	267
Add: Restructuring(1)	—	46
Non-GAAP operating loss	$(6,697)	$(12,945)
Operating margin	(44)%	(55)%
Non-GAAP operating margin	(13)%	(32)%
______________
(1) For the three months ended April 30, 2023, an immaterial amount of stock-based compensation expense related to restructuring charges was included in the restructuring expense line.
Non-GAAP Net Loss and Non-GAAP Net Loss Per Share
We define non-GAAP net loss attributable to common stockholders as net loss attributable to common stockholders, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions and restructuring charges. We use non-GAAP net loss attributable to common stockholders and non-GAAP net loss per share attributable to common stockholders in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Three Months Ended April 30,
	2024	2023

	(in thousands, except per share data)
Net loss	$(20,995)	$(21,875)
Add: Stock-based compensation expense	14,627	9,275
Add: Employer taxes on employee stock transactions	1,216	267
Add: Restructuring(1)	—	46
Non-GAAP net loss	$(5,152)	$(12,287)
GAAP net loss per share	$(0.42)	$(0.48)
Non-GAAP net loss per share	$(0.10)	$(0.27)
Weighted average shares outstanding, basic and diluted	49,788	45,843
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

	Three Months Ended April 30,
	2024	2023

	( in thousands)
Net cash provided by (used in) operating activities	$1,559	$(7,181)
Less: Additions to property and equipment	(995)	(1,288)
Free cash flow	$564	$(8,469)
Net cash provided by (used in) investing activities	$3,695	$10,314
Net cash provided by financing activities	$5,089	$2,764
Components of Results of Operations
Revenue
We derive revenue from sales of subscriptions and services. Our subscription revenue is primarily derived from: (1) term-based software licenses sold in conjunction with post-contract support (“PCS” or “Support”) and (2) a consumption-based DBaaS offering. PCS bundled with software licenses includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. The software license is presented as “License.” PCS and DBaaS revenue are presented as “Support and other” in our condensed consolidated statements of operations. License revenue is recognized upon transfer when our customer has received access to our software. The PCS is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to the customer and represents a substantial majority of our revenue. The DBaaS revenue is recognized on a consumption basis. The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances.
Our services revenue is derived from our professional services for the implementation or configuration of our platform and training. Services revenue is recognized over time based on input measures for professional services and upon delivery for training.
We expect our revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the proportion of term license contracts that commence within the period, the rate of customer renewals and expansions, the length of sales cycles and timing, delivery of professional services and training and fluctuations in customer consumption of our DBaaS offering.
Cost of Revenue
Cost of subscription revenue primarily consists of personnel-related costs associated with our customer support organization, including salaries, bonuses, benefits and stock-based compensation, expenses associated with software and subscription services dedicated for use by our customer support organization, third-party cloud infrastructure expenses, amortization of costs associated with capitalized internal-use software related to our DBaaS offering and allocated overhead. There is no cost of revenue associated with our license revenue. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases and as we continue to amortize capitalized internal-use software costs related to our DBaaS offering.
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

Gross Profit and Gross Margin
Our gross profit and gross margin have been and will continue to be affected by various factors, including the average sales price of our subscriptions and services, the mix of subscriptions and services we sell and the associated revenue, the mix of geographies into which we sell and transaction volume growth. We expect our gross profit and gross margin to fluctuate in the near term depending on the interplay of these factors, and to the extent the revenue from our DBaaS offering increases as a percentage of total revenue, we expect our gross margin will decline over time.
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
Restructuring
Restructuring expenses primarily consist of efforts we have undertaken to improve operational efficiency. Restructuring activities include employee severance and related costs and stock-based compensation expense from modifications of vested awards granted to certain employees impacted by our restructuring plan, which was completed during fiscal year 2024.
Interest Expense
Interest expense consists primarily of unused Credit Facility fees for the three months ended April 30, 2023.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency gains and losses related to the impact of transactions denominated in a foreign currency and interest income.

Provision (benefit) for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We recorded a full valuation allowance against our U.S. deferred tax assets as we have determined that it is not more likely than not that the deferred tax assets will be realized. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions and availability of NOLs and tax credits. Our effective tax rate could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Results of Operations
The following table sets forth our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended April 30,
	2024	2023
Revenue:
License	$6,859	$4,943
Support and other	42,179	33,599
Total subscription revenue	49,038	38,542
Services	2,289	2,454
Total revenue	51,327	40,996
Cost of revenue:
Subscription(1)	3,957	3,673
Services(1)	1,725	2,249
Total cost of revenue	5,682	5,922
Gross profit	45,645	35,074
Operating expenses:
Research and development(1)	17,847	15,383
Sales and marketing(1)	37,755	32,553
General and administrative(1)	12,583	9,625
Restructuring(1)	—	46
Total operating expenses	68,185	57,607
Loss from operations	(22,540)	(22,533)
Interest expense	—	(25)
Other income, net	1,531	1,433
Loss before income taxes	(21,009)	(21,125)
Provision (benefit) for income taxes	(14)	750
Net loss	$(20,995)	$(21,875)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2024	2023

	(in thousands)
Cost of revenue—subscription	$266	$193
Cost of revenue—services	141	145
Research and development	3,993	2,768
Sales and marketing	5,223	3,241
General and administrative	5,004	2,928
Restructuring	—	1
Total stock-based compensation expense	$14,627	$9,276
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended April 30,
	2024	2023
Revenue:
License	13%	12%
Support and other	82	82
Total subscription revenue	96	94
Services	4	6
Total revenue	100	100
Cost of revenue:
Subscription	8	9
Services	3	5
Total cost of revenue	11	14
Gross profit	89	86
Operating expenses:
Research and development	35	38
Sales and marketing	74	79
General and administrative	25	23
Restructuring	—	*
Total operating expenses	133	141
Loss from operations	(44)	(55)
Interest expense	—	*
Other income, net	3	3
Loss before income taxes	(41)	(52)
Provision (benefit) for income taxes	*	2
Net loss	(41)%	(53)%
*   Represents less than 1%
Note: Certain figures may not sum due to rounding.

Comparison of Three Months Ended April 30, 2024 and 2023
Revenue

	Three Months Ended April 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenue
License	$6,859	$4,943	$1,916	39%
Support and other	42,179	33,599	8,580	26%
Total subscription revenue	49,038	38,542	10,496	27%
Services	2,289	2,454	(165)	(7)%
Total revenue	$51,327	$40,996	$10,331	25%
Subscription revenue increased by $10.5 million, or 27%, during the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The increase in subscription revenue was primarily driven by growth in revenues from existing customers. Approximately 99% of the increase in revenue was attributable to growth from existing customers. The remaining increase was attributable to new customers as we increased our customer base from 679 customers as of April 30, 2023 to 807 customers as of April 30, 2024.
Services revenue decreased by $0.2 million, or 7%, during the three months ended April 30, 2024 compared to the three months ended April 30, 2023 primarily due to a decrease in delivery of professional service hours.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$3,957	$3,673	$284	8%
Services	1,725	2,249	(524)	(23)%
Total cost of revenue	$5,682	$5,922	$(240)	(4)%
Gross profit	$45,645	$35,074
Gross margin	88.9%	85.6%
Headcount (at period end)	63	67
Cost of subscription revenue increased by $0.3 million, or 8%, during the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This change was primarily due to an increase of $0.6 million related to the computing infrastructure costs associated with Couchbase Capella, partially offset by a $0.4 million decrease in the amortization of capitalized internal-use software due to certain costs that were fully amortized in the prior fiscal year.
Cost of services revenue decreased by $0.5 million, or 23%, during the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This was primarily due to a decrease of $0.4 million in personnel-related costs due to lower headcount.
Gross margin increased during the three months ended April 30, 2024 compared to the three months ended April 30, 2023 primarily due to changes in the mix of subscription and service revenue.

Research and Development

	Three Months Ended April 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Research and development	$17,847	$15,383	$2,464	16%
Percentage of revenue	35%	38%
Headcount (at period end)	294	276
Research and development increased by $2.5 million, or 16%, during the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This change was primarily due to an increase of $2.8 million in personnel-related costs driven by headcount growth and higher stock-based compensation related to our RSUs offset by other factors.
Sales and Marketing

	Three Months Ended April 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Sales and marketing	$37,755	$32,553	$5,202	16%
Percentage of revenue	74%	79%
Headcount (at period end)	358	338
Sales and marketing increased by $5.2 million, or 16%, during the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This increase was primarily due to an increase of $4.9 million in personnel-related costs driven by headcount growth and higher stock-based compensation related to our RSUs.
General and Administrative

	Three Months Ended April 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
General and administrative	$12,583	$9,625	$2,958	31%
Percentage of revenue	25%	23%
Headcount (at period end)	81	65
General and administrative increased by $3.0 million, or 31%, during the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This increase was primarily due to an increase of $2.8 million in personnel-related costs driven by headcount growth and higher stock-based compensation related to our RSUs.
Interest Expense

	Three Months Ended April 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Interest expense	$—	$(25)	$25	(100)%
The change in interest expense during the three months ended April 30, 2024 and 2023 was not material.

Other Income (Expense), Net

	Three Months Ended April 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Other income, net	$1,531	$1,433	$98	7%
Other income (expense), net fluctuated by $0.1 million during the three months ended April 30, 2024 compared to the three months ended April 30, 2023 primarily due to higher yields on securities, partially offset by foreign currency losses due to fluctuations in exchange rates.
Provision (benefit) for Income Taxes

	Three Months Ended April 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Loss before income taxes	$(21,009)	$(21,125)	$116	(1)%
Provision (benefit) for income taxes	(14)	750	$(764)	(102)%
Effective tax rate	0.1%	(3.6)%
The change in provision (benefit) for income taxes for three months ended April 30, 2024 compared with the same period last year was primarily driven by foreign excess tax benefits related to stock-based compensation expense.
Liquidity and Capital Resources
We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our IPO with net proceeds totaling $214.9 million. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2023 and 2024 and the three months ended April 30, 2024. As of April 30, 2024, we had an accumulated deficit of $511.7 million.
As of April 30, 2024, we had $160.2 million in cash, cash equivalents and short-term investments. We maintain our cash and cash equivalents, restricted cash and short-term investments with high-quality financial institutions. For more information, see "Concentration of Credit Risk" in Note 2 of our notes to the condensed consolidated financial statements. We believe our existing cash, cash equivalents and short-term investments, our total available borrowing capacity under the Credit Facility with MUFG Bank, Ltd., which is described in Note 7 of our notes to the condensed consolidated financial statements, and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and cash expenditures for at least the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future capital requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.
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
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2024, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $220.0 million. We expect to recognize revenue of $137.0 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.

Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$1,559	$(7,181)
Investing activities	$3,695	$10,314
Financing activities	$5,089	$2,764
Operating Activities
Cash provided by operating activities for the three months ended April 30, 2024 of $1.6 million primarily consisted of our net loss of $21.0 million, adjusted for non-cash charges of $19.3 million and net cash inflows of $3.2 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities include a $10.2 million decrease in accounts receivable related to strong collections and timing of billings and a $7.7 million increase in deferred revenue due to timing of billings. These changes were partially offset by a $9.2 million decrease in accrued compensation primarily due to timing of bonus and commissions payments, a $3.1 million increase in deferred commissions related to increased sales during the period, a $0.8 million decrease in lease liabilities driven by monthly rental payments for operating leases, a $0.8 million decrease in accrued expenses and other liabilities due to the timing of accruals and payments, and a $0.8 million decrease in accounts payable due to timing of payments.
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
Investing Activities
Cash provided by investing activities for the three months ended April 30, 2024 of $3.7 million consisted of maturities of short-term investments net of purchases of $4.7 million and additions to property and equipment of $1.0 million.
Cash provided by investing activities for the three months ended April 30, 2023 of $10.3 million consisted of maturities of short-term investments net of purchases of $11.6 million and additions to property and equipment of $1.3 million.
Financing Activities
Cash provided by financing activities for the three months ended April 30, 2024 of $5.1 million was primarily due to $3.3 million in proceeds from the issuance of common stock upon exercises of stock options, and $1.8 million in proceeds from the issuance of common stock under our employee stock purchase plan.
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
For further information on our commitments and contingencies, refer to Note 9 in our unaudited condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended January 31, 2024. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which was filed with the SEC on March 26, 2024, for additional information regarding our contractual obligations.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no significant changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which was filed with the SEC on March 26, 2024.
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
Interest Rate Risk
Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, U.S. government treasury securities, commercial paper, U.S. government agency securities, corporate debt securities, and asset-backed securities. As of April 30, 2024, we had cash and cash equivalents of $52.0 million and short-term investments of $108.2 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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
As of April 30, 2024, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our results of operations and cash flows.
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
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. The last day of our fiscal year is January 31. Our fiscal years ended January 31, 2023 and 2024 are referred to herein as fiscal 2023 and fiscal 2024, respectively.
Risks Related to Our Industry and Business
We have a history of net losses and may not achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the future. We incurred net losses of $80.2 million, $68.5 million, $21.0 million and $21.9 million for fiscal 2024, fiscal 2023 and the three months ended April 30, 2024 and 2023, respectively. As of April 30, 2024, we had an accumulated deficit of $511.7 million. We intend to continue investing significant resources to further develop our platform, and expand our sales, marketing, operations and infrastructure, both domestically and internationally. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.
We may not continue to grow on pace with historical rates.
Our historical revenue, revenue growth, key business metrics or key business metrics growth should not be considered indicative of our future performance. Our revenue was $180.0 million, $154.8 million, $51.3 million and $41.0 million for fiscal 2024, fiscal 2023 and the three months ended April 30, 2024 and 2023, respectively. Our revenue growth rate has fluctuated in prior periods and we expect our revenue growth rate to continue to fluctuate. Our revenue growth rate may be impacted by a number of factors, including slowing adoption of or demand for our products and services, increasing competition, decreasing growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others.

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
Our ability to attract new customers and expand our relationship with our existing customers depends, in part, on our ability to continue to enhance and improve our products and services, introduce compelling new features, address additional use cases and develop features that reflect the constantly evolving nature of technology, regulations, and our customers’ needs. The success of any new or enhanced product or service features depends on several factors, including our anticipation of market changes and market demand, timely completion and delivery, adequate quality testing, integration with existing technologies and applications and competitive pricing. If our investments in new products and services, including Couchbase Capella, are not successful, our business, financial condition and results of operations would be adversely affected.
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
Subscription revenue accounts for a significant portion of our revenue, comprising 96% and 94% of total revenue for the three months ended April 30, 2024 and 2023, respectively.
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
Further, we intend to increase our investment in research and development, sales and marketing and general and administrative functions and other areas to grow our business. These costs are generally expensed as incurred in contrast to our revenue. Accordingly, we may recognize the costs associated with such increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our financial condition and results of operations.
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
•foreign exchange controls or tax regulations that might prevent us from repatriating cash earned outside the U.S.; and
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate.
If we are unable to address these or other problems encountered in connection with our international operations and expansion, our operations may be negatively impacted. Some of our business partners also have international operations and are subject to the risks described above. These and other factors could harm our ability to generate revenue outside of the U.S. and, consequently, adversely affect our business.
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
Additionally, the former employers of our new employees have, and in the future may assert that our new employees or we have breached legal obligations, which may be time-consuming, distracting to management and may divert our resources. Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and if the perceived value of our equity awards declines relative to those of our competitors, our ability to attract and retain highly skilled personnel may be harmed. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition and results of operations could be adversely affected.
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
We may in the future acquire or invest in businesses, offerings, technologies or talent that we believe could complement or expand our products and services, enhance our technical capabilities or otherwise offer growth opportunities. However, we may not be able to fully realize the anticipated benefits of such acquisitions or investments due to inherent risks, including, without limitation:
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
•potential loss of key employees;
•use of resources that are needed in other parts of our business and diversion of management and employee resources; and
•inability to recognize acquired deferred revenue in accordance with our revenue recognition policies.
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
We are developing and have launched new product features that use AI technologies, including, for example, Capella iQ, our generative AI-powered developer’s coding assistant built into Couchbase Capella. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. We may be unsuccessful in developing, integrating or maintaining product features using AI technologies that gain market traction, or in doing so in a cost-effective manner. The introduction of AI into our products, or the use of our products as part of AI technologies and applications, may result in new or enhanced governmental or regulatory scrutiny, litigation, intellectual property risks, confidentiality or security risks, ethical concerns or other complications that could harm our business, reputation or financial condition. New or modified legal and regulatory developments regulating AI such as the EU AI Act can impact the incorporation of AI technologies into our offerings and business, and any actual or perceived failure by us to comply with any such legal and regulatory developments or other actual or asserted obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation or other liabilities.
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
Prolonged economic uncertainties or downturns could adversely affect our business, financial condition and results of operations and key business metrics. Negative conditions in the general economy in either the U.S. or abroad, including inflation and rising interest rate concerns, conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster, global public health crisis or armed conflicts, could continue to cause a decrease in corporate spending on IT offerings in general and negatively affect the growth of our business. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry or geography.
These conditions could make it extremely difficult for our customers and us to forecast and plan future business activities accurately and could cause our customers to reevaluate their decision to purchase our products and services, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. In the current macroeconomic environment, we continue to see deal cycles that are consistent with previous quarters, along with an elevation in degree of budget scrutiny, slower than expected product migrations, lower than expected expansions, and customers electing to buy in smaller increments. Further, during challenging economic times, our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us, if at all. If that were to occur, we may be required to increase our allowance for credit losses, which would adversely affect our results of operations.
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
To the extent we continue to expand internationally, we will become more exposed to fluctuations in currency exchange rates. The strengthening of the U.S. Dollar relative to foreign currencies increases the real cost of our products and services for our customers outside of the U.S. which could lead to the lengthening of our sales cycles or reduced demand for our products and services. Additionally, increased international sales may result in foreign currency denominated sales, increasing our foreign currency risk. Moreover, such continued expansion would increase operating expenses incurred outside the U.S. and denominated in foreign currencies. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.
Our business could be adversely affected by pandemics, natural disasters, political crises or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado or flood, or a significant power outage or telecommunications failure, could disrupt our operations, mobile networks, the internet or the operations of our third-party service and technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires. In addition, any unforeseen public health crises, political crises, such as terrorist attacks, war and other political instability or other catastrophic events, whether in the U.S. or abroad, including the Hamas-Israel and Russia-Ukraine conflicts and any related political or economic response and counter responses or otherwise by various global actors or general effect on the global economy, can continue to adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our products and services or a delay in the provision of our products and services or could negatively impact consumer and business spending in the impacted regions or globally depending on the severity, any of which would adversely affect our business, financial condition and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate.

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
Additionally, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our products. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. If an author or other third party that distributes such open source software were to allege that we had not complied with applicable license conditions, or if we are required to defend a customer in the event of such a claim, we could be required to incur significant legal expenses defending against such allegations. If we are unable to successfully defend against such allegations, we could be subject to significant damages or other liability, including being enjoined from the sale of our products and services. We could also be required to seek licenses from third parties to continue providing our products on terms that are not economically feasible, re-engineer our products, discontinue or delay the provision of our products if re-engineering cannot be accomplished on a timely basis or make generally available, in source code form, our proprietary code. Any of the foregoing would adversely affect our business, financial condition and results of operations.
Our distribution and licensing model could negatively affect our ability to monetize and protect our intellectual property rights.
Many of our products are available for free on the internet, including a substantial portion of our source code on open source or source available terms. Also, we may have limited or no direct visibility into who may be using our software or to what extent or purpose, so our ability to detect violations of our product licenses is extremely limited. If we are unable to manage the risks related to our licensing and distribution model, our business could be adversely affected. Additionally, we have adopted BSL 1.1, a source-available license for certain of our publicly available source code. We believe BSL 1.1 enables us to fairly and transparently control commercialization of our source code, however such licensing strategy may not prevent misuse of our source code. Additionally, BSL 1.1 is not an open source license, which may negatively impact adoption of the source code, reduce our brand and product awareness and negatively impact our ability to compete.
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
Our success depends, in part, upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, other intellectual property laws, confidentiality procedures and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, enforce and defend our intellectual property rights may be inadequate if, for example, we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property, and as a result our competitors might gain access to our proprietary technology and develop and commercialize similar or substantially identical products, services or technologies, and our business, financial condition, results of operations or prospects could be adversely affected. While we have patent applications pending in the U.S., there can be no assurance that they will result in issued patents. As of April 30, 2024, we owned five issued U.S. patents, ten U.S. non-provisional patent applications, three U.S. provisional patent applications, three Patent Cooperation Treaty, or PCT, patent applications, and two foreign patent applications. Pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file such national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such applications.
Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions or litigation in the U.S. or in foreign jurisdictions. Others may infringe on our patents, trademarks or other intellectual property rights, independently develop similar, substantially identical or superior offerings, duplicate any of our offerings or design around our patents or other intellectual property rights or use information that we regard as proprietary to create products and services that compete with ours. Further, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to software and business methods. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered abstract ideas. Accordingly, the evolving case law in the U.S. may adversely affect our ability to obtain patents and may facilitate third-party challenges to any future owned or licensed patents. As we expand our international activities, our exposure to unauthorized copying and use of our services and platform capabilities and proprietary information will likely increase. Intellectual property protection may not be available to us in every country in which our services are available, or the laws of or mechanisms for enforcement in some foreign countries may not be as protective of intellectual property rights as those in the U.S. Policing unauthorized use of our technologies, trade secrets and intellectual property may thus be difficult, expensive and time-consuming. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.
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
We protect and rely, in part, on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. While we generally enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers, vendors and the parties with whom we have strategic relationships and business alliances, the assignment of intellectual property rights may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Additionally, we cannot guarantee that we have entered into such agreements with each party that has or may have created or developed intellectual property on our behalf or had access to our proprietary information, know-how or trade secrets. We cannot guarantee that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. Further, these agreements may not prevent our competitors or partners from independently developing offerings that are substantially equivalent or superior to ours. We may not have adequate remedies for any breach of these agreements. Further, we have experienced and may in the future experience unauthorized access of our proprietary source code, confidential information and know-how. We have and may in the future initiate litigation regarding trade secret misappropriation, but enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in and outside the U.S. are less willing or unwilling to protect trade secrets and know-how.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including for data privacy and cybersecurity laws and regulations, intellectual property, employment and labor laws, workplace safety, consumer protection laws, anti-bribery laws, import and export controls, immigration laws, federal securities laws and tax laws and regulations. Further, emerging tools and technologies we may utilize in our products and services, like AI, may become subject to regulation under new laws or new applications of existing laws. In certain foreign jurisdictions, these regulatory requirements may be more stringent than in the U.S. These laws and regulations impose added costs on our business, noncompliance with which could subject us to:
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
We collect, use, store and transmit or otherwise process data as part of our business operations, including personal data in and across multiple jurisdictions. We also use third-party service providers to collect, use, store, transmit, maintain and otherwise process such information. Increasingly, threats from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service, application programming interface attacks or other attacks, employee theft or misuse and general hacking have become more prevalent in our industry and our customers’ industries. Any of these security incidents could result in unauthorized access or damage to, or disablement, encryption, use, disclosure, modification, destruction, loss or other processing of, our data or customer data (including personal data), software or systems or disrupt our ability to provide our products and services. Any actual or perceived security incident could interrupt our operations, harm our reputation and brand, result in significant remediation and cybersecurity protection costs (including deploying additional personnel and modifying or enhancing our protection technologies and investigating and remediating any information security vulnerabilities), result in lost revenue, lead to regulatory investigations and orders, litigation, disputes, indemnity obligations, damages for breach of contract, penalties for violations of law or regulation and other legal risks, increase our insurance premiums, result in any other financial exposure, lead to loss of customer confidence in us or decreased use of our products and services and otherwise adversely affect our reputation, competitiveness, business, financial condition and results of operations.
We have taken steps to protect the data on our systems and offerings, but our security measures or those of our customers or third-party service providers could be insufficient and breached as a result of third-party action, employee or user errors, technological limitations, defects or vulnerabilities in our systems or offerings or those of our third-party service providers, malfeasance, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from failure in technological resources, failure to comply with policies or otherwise. We have experienced and may continue to experience security incidents and attacks of varying types and degrees, including instances where our third-party providers have been impacted by a supply-chain attack and instances where there has been exposure and unauthorized use of credentials of our personnel. In addition, we have identified and been required to remediate or mitigate vulnerabilities in our code and in third-party code. We could be impacted by these and other security incidents and vulnerabilities in the future, and our internal controls and operations regarding security may not be effective in eliminating the risk of compromise of our systems, data and software. Additionally, with our employees and many employees of our third-party service providers working remotely, we may be exposed to increased risks of security breaches or incidents. For example, we have seen an increase in phishing attempts and spam emails over time and it is possible this trend will continue. Also, in connection with geopolitical events and conflicts such as the Hamas-Israel and Russia-Ukraine conflicts, we and our third-party service providers may be vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches or incidents.

There can be no assurance that any security measures that we or our customers or third-party service providers have implemented will be effective against current or future security threats. We have developed systems and processes to protect the integrity, confidentiality, availability and security of our systems, data and software, but our security measures or those of our customers or third-party service providers could fail and result in unauthorized access or damage to, or disablement, encryption, use, disclosure, modification, destruction or loss of, such systems, data and software. Through contractual provisions and third-party risk management processes, we take steps to require that our third-party providers and their subcontractors protect our data, but we cannot ensure the security measures they take will be sufficient to protect our data. A vulnerability in a third-party provider’s or a customer’s software or systems, a failure of our customers’ or third-party providers’ safeguards, policies or procedures or a breach or incident of or impacting a customer’s or third-party provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our offerings or systems, or our customers' data. Further, security breach techniques are varied and continue to evolve, including through the use of AI to launch more automated, targeted, sophisticated and coordinated attacks, and these attacks may not be detected until after an incident has occurred. We may be unable to implement adequate preventative measures, anticipate, prevent or detect attempted security breaches or other security incidents or react in a timely manner.
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
We are subject to a variety of federal, state, local and international laws, rules and regulations, as well as industry standards, internal and external privacy policies and contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, storage and other processing of personal information and other data. The regulatory framework governing these matters worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future, and it is possible that these or other actual or asserted obligations may be interpreted and applied in manners inconsistent between jurisdictions and in conflict with other rules or our practices. Any actual or perceived failure by us, our suppliers or other third parties with whom we do business to comply with laws, regulations, contractual obligations, or other actual or asserted obligations could result in proceedings against us by governmental entities or others. In many jurisdictions, including the U.S., enforcement actions and consequences for noncompliance are rising. Further, we have had and may in the future receive assertions of noncompliance by private actors. Such assertions may result in fines, investigations or settlement costs. In addition, security advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these standards even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.
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

Additionally, numerous other states have enacted privacy laws that have gone or will go into effect in the near future. While these new privacy laws may share similarities with each other, as well as with the CPRA and CCPA, they differ in many ways and we must comply with each if our operations fall within their scopes. Similar laws have been proposed in other states and at the federal level, and certain states have enacted other privacy-focused legislation such as Washington's enactment of the My Health, My Data Act, which provides for a private right of action. All of these developments reflect a trend toward more stringent privacy legislation in the U.S. We expect that this increase in legislation and regulatory scrutiny will continue to add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.
Additionally, in connection with Couchbase Capella, we may receive higher volumes of data, including sensitive and regulated data, which may require us to comply with additional legal or regulatory requirements. For example, we may store and process protected health information on behalf of our customers, which may subject us to a number of data protection, security and privacy requirements under our contracts and under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other laws and regulations. We may sign business associate agreements with certain of our customers and be directly subject to provisions of HIPAA applicable to business associates, as well as additional contractual requirements. We may also be subject to additional data protection, security and privacy requirements relating to cardholder data, including the Payment Card Industry Data Security Standard. Increased customer adoption of Couchbase Capella may result in further increases in such requirements. If we are, or are perceived to be, unable to maintain the privacy and security of such sensitive and regulated data, we could be subject to claims and demands by private parties, investigations and other proceedings by regulatory authorities, and significant fines, civil and criminal penalties and other liabilities.
Complying with these laws, regulations, contractual or other obligations relating to privacy, security, data protection, transfer or localization and information security may require us to modify our products and services, incur substantial operational costs, modify our data practices and policies and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations or other actual or asserted obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation or other liabilities. The interpretation and application of many privacy, security, and data protection laws, regulations and standards are uncertain, and it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our services and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory enforcement or orders, investigations, and other proceedings, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our services and platform capabilities, any of which could require significant additional expense and have an adverse effect on our business, including impacting our ability to innovate, delaying our product development roadmap and adversely affecting our relationships with customers and our ability to compete. We may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new product features and services could be limited.
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
We have been and are increasingly doing more business in heavily regulated industries. Customers in these industries, may be required to comply with more stringent regulations in connection with subscribing to and implementing our products and services. In addition, regulatory agencies may impose requirements toward third-party vendors generally, or to us in particular, that we may not be able to, or may not choose to, meet. Any changes in the underlying regulatory conditions that affect these types of customers could harm our ability to efficiently provide our products and services to them and to grow or maintain our customer base. Moreover, customers in these heavily regulated areas often have a right to conduct audits of our systems, products and practices. If one or more of such customers determine that some aspect of our business does not meet contractual or regulatory requirements, we may be limited in our ability to continue or expand our business. Each of these difficulties could adversely affect our business and results of operations.
Failure to comply with anti-bribery, anti-corruption, anti-money laundering and similar laws could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201 and the U.S. Travel Act and other anti-bribery and anti-money laundering laws in countries outside of the U.S. where we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively recently and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, partners and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

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
In addition, changes in our products or services or changes in export and import regulations in various countries may create delays in the introduction of our products and services into international markets, prevent the deployment of our products and services globally or, in some cases, prevent or delay the export or import of our products and services to certain countries, governments or persons altogether. Any change in export or import laws or regulations, economic sanctions or related legislation,or in their scope or targets, could result in decreased use of our products and services by or in our decreased ability to export or sell our products and services to, existing or potential end-customers with international operations. Any of the foregoing would adversely affect our business, financial condition and results of operations.

Our international operations may subject us to greater than anticipated tax liabilities.
Our corporate structure and associated transfer pricing policies contemplate future growth in international markets and consider the functions, risks and assets of the various entities involved in intercompany transactions, the amount of taxes we pay in different jurisdictions, including the U.S., our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany agreements. The relevant taxing authorities may challenge our methodologies for pricing intercompany transactions pursuant to intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.
Generally accepted accounting principles in the U.S. (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board, the SEC and other various bodies formed to promulgate and interpret appropriate accounting principles. Changes in accounting principles applicable to us, or varying interpretations of current accounting principles, in particular with respect to revenue recognition, could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of the change. Further, any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include standalone selling prices for each distinct performance obligation, capitalized internal-use software costs, expected period of benefit for deferred commissions, valuation of our common stock prior to our IPO, valuation of stock-based awards, determination of allowance for credit losses, incremental borrowing rate used to measure operating lease liabilities, and accounting for income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected or fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
There is also an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social and governance (“ESG”) matters. Our actual or perceived failure to achieve some or all of our ESG-related initiatives, goals, or commitments or maintain ESG practices that meet evolving stakeholder expectations or regulatory requirements could harm our reputation, adversely impact our ability to attract and retain employees or customers, and expose us to increased scrutiny from ESG-focused investors, regulatory authorities, and others, or subject us to liabilities, which may further adversely impact our business, financial condition, or results of operations.
Our management team may not successfully or efficiently manage the significant regulatory oversight and reporting obligations under the federal or state securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.
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
Our executive officers, directors and our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own a substantial portion of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring stockholders' approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.
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
•the public’s reaction to our press releases, other public announcements and SEC filings;
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
In addition, certain of our stockholders are entitled, under our investors’ rights agreement, to require us to register their shares for public sale in the U.S. Sales of our common stock pursuant to registration rights may make it more difficult for us to sell equity securities in the future at an appropriate time. These sales also could cause the market price of our common stock to fall and make it more difficult for you to sell our common stock.
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
•our stockholders will only be able to take action at a meeting of stockholders and not by by written consent;
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

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests, election of stockholders' director nominees and other corporate actions our stockholders may desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium as part of a sale of our company and could also affect the price of our common stock in a change of control.
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
Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws further provide that the federal district courts of the U.S. will be the exclusive forum for resolving any complaints asserting a cause of action arising under the Securities Act. We note, however, that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, and that there is uncertainty as to whether a court would enforce this exclusive forum provision. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On March 11, 2024 during our last fiscal quarter, Jeff Epstein, a member of our board of directors adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale from time to time of an aggregate of up to 121,623 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 7, 2025, or earlier if all transactions under the trading arrangement are completed.
On April 8, 2024 during our last fiscal quarter, Carol Carpenter, a member of our board of directors adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale from time to time of an aggregate of up to 10,800 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 30, 2025, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1†+	Loan and Security Agreement, dated as of February 7, 2024, between the Company and MUFG Ltd.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101) - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.					X
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

†
Certain portions of the Loan and Security Agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.

+
The schedules to the Loan and Security Agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUCHBASE, INC.

Date: June 6, 2024

	By:	/s/ MATTHEW M. CAIN
Matthew M. Cain
Chair, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREG HENRY
Greg Henry
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BILL CAREY
Bill Carey
Vice President and Chief Accounting Officer
(Principal Accounting Officer)