Form 10-Q
period 2024-07-31
Couchbase, Inc.
filed 2024-09-05
CIK 1845022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 30, 2024, the registrant had 51,324,327 shares of common stock outstanding.

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
•macroeconomic conditions, foreign exchange as well as financial and credit markets fluctuations, inflation concerns, capital markets volatility and recessionary fears, on our business and results of operations;
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
3

Risk Factor Summary
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face. You should carefully review and consider the full discussion of our risk factors below this summary, together with the other information in this Quarterly Report on Form 10-Q. If any of the following risks or if any of those listed elsewhere in this Quarterly Report on Form 10-Q actually occur, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
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
•The market for our products and services is highly competitive and evolving, and our future success depends on the growth and expansion of this market.
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
•Because of the rights accorded to third parties under open source licenses, there may be fewer technology barriers to entry in the markets in which we compete, and it may be relatively easy for new and existing competitors, some of whom may have greater resources than we have, to compete with us.
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
•The concentration of ownership of our outstanding common stock will limit your ability to influence the outcome of important transactions, including a change in control.

Part I – Financial Information
Item 1. Financial Statements (unaudited)
COUCHBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	As of	As of
	July 31, 2024	January 31, 2024
Assets
Current assets
Cash and cash equivalents	$62,607	$41,351
Short-term investments	93,526	112,281
Accounts receivable, net	31,263	44,848
Deferred commissions	13,187	15,421
Prepaid expenses and other current assets	10,092	10,385
Total current assets	210,675	224,286
Property and equipment, net	7,053	5,327
Operating lease right-of-use assets	3,497	4,848
Deferred commissions, noncurrent	13,603	11,400
Other assets	1,119	1,891
Total assets	$235,947	$247,752
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,031	$4,865
Accrued compensation and benefits	14,123	18,116
Other accrued expenses	3,373	4,581
Operating lease liabilities	2,670	3,208
Deferred revenue	81,906	81,736
Total current liabilities	107,103	112,506
Operating lease liabilities, noncurrent	1,170	2,078
Deferred revenue, noncurrent	1,031	2,747
Total liabilities	109,304	117,331
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 200,000,000 shares authorized as of July 31, 2024 and January 31, 2024; zero shares issued outstanding as of July 31, 2024 and January 31, 2024	—	—
Common stock, $0.00001 par value; 1,000,000,000 shares authorized as of July 31, 2024 and January 31, 2024; 51,283,093 and 49,079,876 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	—	—
Additional paid-in capital	658,165	621,024
Accumulated other comprehensive income	27	56
Accumulated deficit	(531,549)	(490,659)
Total stockholders’ equity	126,643	130,421
Total liabilities and stockholders’ equity	$235,947	$247,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
License	$5,242	$4,798	$12,101	$9,741
Support and other	44,051	36,156	86,230	69,755
Total subscription revenue	49,293	40,954	98,331	79,496
Services	2,296	2,185	4,585	4,639
Total revenue	51,589	43,139	102,916	84,135
Cost of revenue:
Subscription	4,455	3,845	8,412	7,518
Services	2,008	2,064	3,733	4,313
Total cost of revenue	6,463	5,909	12,145	11,831
Gross profit	45,126	37,230	90,771	72,304
Operating expenses:
Research and development	17,370	16,292	35,217	31,675
Sales and marketing	36,168	32,348	73,923	64,901
General and administrative	12,636	10,459	25,219	20,084
Restructuring	—	—	—	46
Total operating expenses	66,174	59,099	134,359	116,706
Loss from operations	(21,048)	(21,869)	(43,588)	(44,402)
Interest expense	(29)	(18)	(29)	(43)
Other income, net	1,741	1,255	3,272	2,688
Loss before income taxes	(19,336)	(20,632)	(40,345)	(41,757)
Provision for income taxes	559	19	545	769
Net loss	$(19,895)	$(20,651)	$(40,890)	$(42,526)
Net loss per share, basic and diluted	$(0.39)	$(0.44)	$(0.81)	$(0.92)
Weighted-average shares used in computing net loss per share, basic and diluted	50,822	46,714	50,311	46,285
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

Net loss	$(19,895)	$(20,651)	$(40,890)	$(42,526)
Other comprehensive loss:
Net unrealized (losses) gains on investments, net of tax	242	189	(29)	506
Total comprehensive loss	$(19,653)	$(20,462)	$(40,919)	$(42,020)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 30, 2024	50,220,260	$—	$640,931	$(215)	$(511,654)	$129,062
Issuance of common stock upon exercise of stock options	136,338	—	842	—	—	842
Vesting of restricted stock units	926,495	—	—	—	—	—
Stock-based compensation	—	—	16,392	—	—	16,392
Net unrealized gains on investments	—	—	—	242	—	242
Net loss	—	—	—	—	(19,895)	(19,895)
Balance as of July 31, 2024	51,283,093	$—	$658,165	$27	$(531,549)	$126,643

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 30, 2023	46,155,499	$—	$573,791	$(490)	$(432,351)	140,950
Issuance of common stock upon exercise of stock options	378,175	—	2,733	—	—	2,733
Vesting of restricted stock units	530,240	—	—	—	—	—
Stock-based compensation	—	—	12,321	—	—	12,321
Net unrealized gains on investments	—	—	—	189	—	189
Net loss	—	—	—	—	(20,651)	(20,651)
Balance as of July 31, 2023	47,063,914	$—	$588,845	$(301)	$(453,002)	$135,542

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 31, 2024	49,079,876	$—	$621,024	$56	$(490,659)	$130,421
Issuance of common stock upon exercise of stock options	542,393	—	4,136	—	—	4,136
Issuance of common stock in connection with employee stock purchase plan	123,778	—	1,795	—	—	1,795
Vesting of restricted stock units	1,537,046	—	—	—	—	—
Stock-based compensation	—	—	31,210	—	—	31,210
Net unrealized losses on investments	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(40,890)	(40,890)
Balance as of July 31, 2024	51,283,093	$—	$658,165	$27	$(531,549)	$126,643

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	45,432,029	$—	$561,547	$(807)	$(410,476)	$150,264
Issuance of common stock upon exercise of stock options	767,552	—	4,650	—	—	4,650
Issuance of common stock in connection with employee stock purchase plan	74,113	—	847	—	—	847
Vesting of restricted stock units	790,220	—	—	—	—	—
Stock-based compensation	—	—	21,801	—	—	21,801
Net unrealized gains on investments	—	—	—	506	—	506
Net loss	—	—	—	—	(42,526)	(42,526)
Balance as of July 31, 2023	47,063,914	$—	$588,845	$(301)	$(453,002)	$135,542
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended July 31,
	2024	2023
Cash flows from operating activities
Net loss	$(40,890)	$(42,526)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	763	1,635
Stock-based compensation, net of amounts capitalized	30,783	21,393
Amortization of deferred commissions	8,280	9,242
Non-cash lease expense	1,530	1,548
Foreign currency transaction losses	291	165
Other	(1,413)	(1,776)
Changes in operating assets and liabilities
Accounts receivable	13,295	7,537
Deferred commissions	(8,249)	(9,146)
Prepaid expenses and other assets	443	(118)
Accounts payable	146	1,745
Accrued compensation and benefits	(3,991)	(1,754)
Other accrued expenses	(1,107)	(1,871)
Operating lease liabilities	(1,625)	(1,723)
Deferred revenue	(1,547)	7,949
Net cash used in operating activities	(3,291)	(7,700)
Cash flows from investing activities
Purchases of short-term investments	(37,805)	(64,315)
Maturities of short-term investments	58,144	70,120
Additions to property and equipment	(2,062)	(2,359)
Net cash provided by investing activities	18,277	3,446
Cash flows from financing activities
Proceeds from exercise of stock options	4,136	4,650
Proceeds from issuance of common stock under ESPP	1,795	847
Net cash provided by financing activities	5,931	5,497
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(204)	(252)
Net increase in cash, cash equivalents and restricted cash	20,713	991
Cash, cash equivalents and restricted cash
Beginning of period	41,894	40,989
End of period	$62,607	$41,980
Cash and cash equivalents	$62,607	$41,437
Restricted cash included in other assets	—	543
Total cash, cash equivalents and restricted cash	$62,607	$41,980
Supplemental disclosures of cash activities
Cash paid for income taxes	$1,140	$410
Cash paid for interest	$9	$43
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$427	$408
Net change in unrealized gains or losses on available-for-sale debt securities	$(29)	$506
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
The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2024, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2024, are not necessarily indicative of the results to be expected for the year ending January 31, 2025, or for any other interim period or for any other future year.
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
No customer accounted for 10% or more of total revenue for the three and six months ended July 31, 2024 and 2023. One customer accounted for approximately 18% of gross accounts receivable as of July 31, 2024. No customer accounted for 10% or more of gross accounts receivable as of January 31, 2024.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires companies to disclose additional information about income taxes, primarily their rate reconciliation information and income taxes paid. The new guidance requires companies to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. Additionally, companies will be required to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company meets the definition of an emerging growth company and can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the Company is no longer an emerging growth company or until the Company affirmatively and irrevocably opts out of the extended transition period. The Company currently expects that we will no longer be an emerging growth company as of January 31, 2025.
3. Cash Equivalents and Short-Term Investments
The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of July 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$38,757	$—	$—	$38,757
Total cash equivalents	38,757	—	—	38,757
Short-Term Investments
U.S. government treasury securities	60,190	46	(26)	60,210
Corporate debt securities	24,335	29	(18)	24,346
Commercial paper	4,975	—	—	4,975
U.S. government agency securities	3,999	—	(4)	3,995
Total short-term investments	93,499	75	(48)	93,526
Total	$132,256	$75	$(48)	$132,283

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$32,895	$—	$—	$32,895
Total cash equivalents	32,895	—	—	32,895
Short-Term Investments
U.S. government treasury securities	85,525	58	(7)	85,576
Corporate debt securities	13,712	14	(1)	13,725
Commercial paper	4,845	—	—	4,845
U.S. government agency securities	7,999	—	(8)	7,991
Asset-backed securities	144	—	—	144
Total short-term investments	112,225	72	(16)	112,281
Total	$145,120	$72	$(16)	$145,176
During the three and six months ended July 31, 2024 and 2023, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income (expense), net in the condensed consolidated statements of operations.
As of July 31, 2024, the Company’s short-term investments consisted of $76.7 million and $16.8 million with a contractual maturity date of less than one year and greater than one year, respectively. As of January 31, 2024, the

Company’s short-term investments consisted of $97.6 million and $14.7 million with a contractual maturity of less than one year and greater than one year, respectively.
The Company’s gross unrealized losses and fair values for short-term investments that were in an unrealized loss position as of July 31, 2024 and January 31, 2024 aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	As of July 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(26)	$32,624	$—	$—	$(26)	$32,624
Corporate debt securities	(18)	9,904	—	—	(18)	9,904
U.S. government agency securities	(2)	1,995	(2)	1,999	(4)	3,994
Total	$(46)	$44,523	$(2)	$1,999	$(48)	$46,522

	As of January 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(7)	$22,746	$—	$—	$(7)	$22,746
Corporate debt securities	(1)	5,008	—	—	(1)	5,008
U.S. government agency securities	(8)	7,991	—	—	(8)	7,991
Asset-backed securities	—	—	—	144	—	144
Total	$(16)	$35,745	$—	$144	$(16)	$35,889
As of July 31, 2024, the Company had 10 short-term investments in an unrealized loss position. As of January 31, 2024, the Company had 13 short-term investments in an unrealized loss position. As of July 31, 2024, the Company determined that the declines in the market value of its investment portfolio were not driven by credit related factors. During the three and six months ended July 31, 2024, there were no credit or non-credit related impairment charges recorded by the Company.
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

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of July 31, 2024
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$38,757	$—	$38,757
Total cash equivalents	38,757	—	38,757
Short-Term Investments
U.S. government treasury securities	—	60,210	60,210
Corporate debt securities	—	24,346	24,346
Commercial paper	—	4,975	4,975
U.S. government agency securities	—	3,995	3,995
Total short-term investments	—	93,526	93,526
Total	$38,757	$93,526	$132,283

	As of January 31, 2024
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$32,895	$—	$32,895
Total cash equivalents	32,895	—	32,895
Short-Term Investments
U.S. government treasury securities	—	85,576	85,576
Corporate debt securities	—	13,725	13,725
Commercial paper	—	4,845	4,845
U.S. government agency securities	—	7,991	7,991
Asset-backed securities	—	144	144
Total short-term investments	—	112,281	112,281
Total	$32,895	$112,281	$145,176
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
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2024	2024
Prepaid expenses	$4,032	$4,793
Prepaid software	4,616	4,429
Other current assets	1,444	1,163
Total prepaid expenses and other current assets	$10,092	$10,385

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2024	2024
Computer equipment	$3,744	$3,736
Furniture and fixtures	454	418
Capitalized internal-use software	8,743	8,743
Leasehold improvements	1,903	1,903
Construction in progress—capitalized internal-use software	5,017	2,571
Total gross property and equipment	19,861	17,371
Accumulated depreciation and amortization	(12,808)	(12,044)
Total property and equipment, net	$7,053	$5,327
Depreciation and amortization expense was $0.4 million and $0.7 million for the three months ended July 31, 2024 and 2023, respectively, and $0.8 million and $1.6 million for the six months ended July 31, 2024 and 2023, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $0.3 million and $0.5 million for the three months ended July 31, 2024 and 2023, respectively, and $0.5 million and $1.2 million for the six months ended July 31, 2024 and 2023, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2024	2024
Accrued bonus	$5,485	$7,056
Accrued commissions	3,339	4,852
Accrued payroll and benefits	3,481	4,690
Employee contributions under the ESPP	1,818	1,518
Total accrued compensation and benefits	$14,123	$18,116
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2024	2024
Accrued professional fees	$984	$1,190
Sales and value added tax payable	345	517
Income taxes payable	157	173
Other	1,887	2,701
Total other accrued liabilities	$3,373	$4,581
6. Deferred Revenue and Remaining Performance Obligations
The following table presents the deferred revenue balances (in thousands):

	As of July 31,	As of January 31,
	2024	2024
Deferred revenue, current	$81,906	$81,736
Deferred revenue, noncurrent	1,031	2,747
Total deferred revenue	$82,937	$84,483

Changes in the deferred revenue balances during the six months ended July 31, 2024 and 2023 were as follows (in thousands):

	Six Months Ended July 31,
	2024	2023
Beginning balance	$84,483	$74,991
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(59,189)	(49,726)
Increases due to invoicing prior to satisfaction of performance obligations	57,643	57,675
Ending balance	$82,937	$82,940
Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of July 31, 2024, the Company’s RPOs were $215.8 million. The Company expects to recognize revenue of $136.2 million of these remaining performance obligations over the next twelve months with the remaining balances recognized thereafter.
7. Debt
Loan and Security Agreement
On February 7, 2024, the Company entered into a loan and security agreement with MUFG Bank, Ltd., as lender, for a three-year senior secured revolving loan facility of up to $25.0 million, including a letter of credit sublimit of up to $5.0 million, with an original maturity date on February 7, 2027 and an uncommitted accordion feature that provides up to $25.0 million of additional borrowing capacity (the “Credit Facility”). Borrowings under the Credit Facility accrue interest at a floating per annum rate based on secured overnight financing rate ("SOFR"), plus 3.0% for the applicable interest rate period. Accrued interest on the Credit Facility will be paid at the end of the applicable interest rate period, but at least every three months. The Company is also obligated to pay other customary fees and expenses, including an unused revolving line facility fee of 0.25% per annum of the average daily unused portion of the Credit Facility.
Under the Credit Facility, the Company is subject to a minimum consolidated adjusted EBITDA covenant, tested quarterly. The Credit Facility also contains certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates, in each case, subject to customary and other agreed limitations and exceptions. As of July 31, 2024, the Company has an outstanding letter of credit of $0.5 million against the $5.0 million sublimit in connection with a lease arrangement.
The Company did not have any debt outstanding under the Credit Facility as of July 31, 2024 and was in compliance with the financial covenants associated with the Credit Facility as of July 31, 2024.
8. Leases
The Company leases facilities under non-cancelable operating leases, primarily for rent of office space. As of July 31, 2024, the Company's leases have various expiration dates through November 2027, some of which include options to extend the leases for up to three years. The Company does not have any finance leases.
The components of lease costs were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Operating lease costs	$765	$776	$1,530	$1,548
Variable lease costs	$164	$200	$321	$346
Short-term lease costs were immaterial during the three and six months ended July 31, 2024 and 2023.
The following table presents supplemental cash flow information related to leases (in thousands):

	Six Months Ended July 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,625	$1,694
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$81	$130
The following table presents supplemental balance sheet information related to operating leases (in thousands, except for lease term and discount rate):

	July 31, 2024	January 31, 2024
Operating lease right-of-use assets	$3,497	$4,848
Operating lease liabilities	$2,670	$3,208
Operating lease liabilities, noncurrent	1,170	2,078
Total operating lease liabilities	$3,840	$5,286
Weighted-average remaining lease term	1.7 years	2.0 years
Weighted-average discount rate	4.5%	4.4%
As of July 31, 2024, remaining maturities of operating lease liabilities were as follows (in thousands):

Period	Operating Leases
Remaining for Fiscal 2025	$1,727
Fiscal 2026	1,550
Fiscal 2027	465
Fiscal 2028	245
Fiscal 2029 and thereafter	—
Total lease payments	3,987
Less: imputed interest	(147)
Total	$3,840
9. Commitments and Contingencies
Other Contractual Commitments
Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.
There were no material contractual commitments that were entered into during the three and six months ended July 31, 2024 that were outside the ordinary course of business.
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
10. Stockholders’ Equity and Employee Incentive Plans
Redeemable Convertible Preferred Stock
As of July 31, 2024, there were no shares of redeemable convertible preferred stock issued and outstanding.
The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 shares of common stock at a par value of $0.00001 as of July 31, 2024 and January 31, 2024.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of July 31, 2024 and January 31, 2024, no dividends had been declared.
As of July 31, 2024, the Company has reserved common stock for future issuance as follows:

Number of Shares
Stock options outstanding	5,277,912
Restricted stock units issued and outstanding	4,973,476
Remaining shares available for issuance under the 2021 Plan	3,652,938
Shares available for issuance under the 2023 Inducement Plan	949,003
ESPP	1,606,656
Common stock warrants	105,350
Total	16,565,335
Common Stock Warrants
In April, 2019, the Company issued warrants in connection with a term loan agreement with a certain lender to purchase 105,350 shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. As of July 31, 2024, all warrants were outstanding and exercisable.

Stock Options
The following table summarizes stock option activity under the 2008 Equity Incentive Plan (the “2008 Plan”), 2018 Equity Incentive Plan (the “2018 Plan”), 2021 Equity Incentive Plan (the “2021 Plan”) and 2023 Inducement Equity

Incentive Plan (the “2023 Inducement Plan”), collectively (the “Stock Plans") for the six months ended July 31, 2024 (aggregate intrinsic value in thousands):

	Options Outstanding		Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Number of Options	Weighted- Average Exercise Price
Balances as of January 31, 2024	5,889,938	$10.38	4.84	$86,742
Options exercised	(542,393)	$7.63
Options cancelled	(69,633)	$24.13
Balances as of July 31, 2024	5,277,912	$10.48	4.35	$50,236
Options vested and expected to vest as of July 31, 2024	5,277,912	$10.48	4.35	$50,236
Options vested and exercisable as of July 31, 2024	5,063,441	$9.97	4.25	$50,200
No stock options were granted during the six months ended July 31, 2024 and 2023.
The aggregate intrinsic value of options exercised during the three months ended July 31, 2024 and 2023 was $1.9 million and $4.5 million, respectively, and $10.0 million and $8.7 million during the six months ended July 31, 2024 and 2023, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The Company recognized stock-based compensation expense related to stock options of $1.2 million and $1.2 million during the three months ended July 31, 2024 and 2023, respectively, and $2.1 million and $2.4 million during the six months ended July 31, 2024 and 2023, respectively.
As of July 31, 2024, there was $1.8 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.6 years.
Service-Based RSUs
During the year ended January 31, 2022, the Company began granting restricted stock units (“RSUs") to its employees which have service-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service over two to four years, depending on the award, during which time the grants will vest either quarterly or after a one-year cliff with quarterly vesting thereafter.
The following table is a summary of service-based RSU activity for the six months ended July 31, 2024:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2024	3,909,920	$17.56
RSUs granted	1,854,529	$27.30
RSUs vested	(1,261,848)	$19.10
RSUs forfeited	(278,727)	$19.04
Balances as of July 31, 2024	4,223,874	$21.28
The aggregate fair value of the RSU awards granted was $2.7 million and $4.3 million during the three months ended July 31, 2024 and 2023, respectively, and $50.6 million and $43.6 million during the six months ended July 31, 2024 and 2023, respectively. This represents the fair value of the common stock on the date the service-based vesting awards were granted.
We recognized $13.3 million and $8.5 million in stock-based compensation expense related to service vesting-based RSUs during the three months ended July 31, 2024 and 2023, respectively, and $25.0 million and $15.4 million during the six months ended July 31, 2024 and 2023, respectively. As of July 31, 2024, there was $80.1 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over a weighted-average vesting period of 1.6 years.

Performance-based and Market-based Awards
Performance-based Awards
We recognized a total of $1.0 million and $1.7 million in stock-based compensation expense related to performance-based RSUs (“PSUs") during the three months ended July 31, 2024 and 2023, respectively, and $2.2 million and $2.5 million during the six months ended July 31, 2024 and 2023, respectively. As of July 31, 2024, there were 644,002 awards outstanding and a total of $3.7 million of unrecognized compensation expense related to PSUs expected to be recognized over an average vesting period of 1.5 years.
Market-based Awards
The Company recognized a total of $0.1 million and $0.4 million in stock-based compensation expense related to market-based awards during the three months ended July 31, 2024 and 2023, respectively, and $0.4 million and $0.5 million during the six months ended July 31, 2024 and 2023, respectively. There were 79,200 awards vested during the six months ended July 31, 2024. As of July 31, 2024, there were 105,600 awards outstanding and a total of $0.3 million of unrecognized compensation expense related to market-based RSUs expected to be recognized over an average vesting period of 0.6 years.
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
The Company recognized stock-based compensation expense related to the ESPP of $0.4 million and $0.3 million for the three months ended July 31, 2024 and 2023, respectively, and $1.0 million and $0.7 million for the six months ended July 31, 2024 and 2023, respectively. As of July 31, 2024, $1.8 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 0.9 years.
During the six months ended July 31, 2024, 123,778 shares of common stock were issued under the ESPP.
Stock-Based Compensation
Stock-based compensation expense, net of amounts capitalized was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of revenue—subscription	$301	$236	$567	$429
Cost of revenue—services	109	149	250	294
Research and development	4,214	3,614	8,207	6,382
Sales and marketing	6,162	4,032	11,385	7,273
General and administrative	5,370	4,086	10,374	7,014
Restructuring	—	—	—	1
Total stock-based compensation expense	$16,156	$12,117	$30,783	$21,393

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
The Company recorded $0.6 million of income tax expense for the three months ended July 31, 2024, an immaterial amount for the three months ended July 31, 2023, and $0.5 million and $0.8 million for the six months ended July 31, 2024 and 2023, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the U.S., a full valuation allowance on the Company’s domestic deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained. The Company has deferred tax attributes for stock-based compensation and fixed assets in the United Kingdom, and has not recorded a valuation allowance on the deferred tax attributes as of July 31, 2024. The Company will continue to evaluate for any future developments.
12. Geographic Information
The following table depicts the disaggregation of revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
United States	$34,002	$27,060	$68,684	$53,052
International	17,587	16,079	34,232	31,083
Total	$51,589	$43,139	$102,916	$84,135
No individual foreign country contributed 10% or more of total revenue for the three and six months ended July 31, 2024 and 2023.
As of July 31, 2024 and January 31, 2024, the majority of the Company’s long-lived assets, including operating lease ROU assets, were located in the United States.
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Numerator
Net loss	$(19,895)	$(20,651)	$(40,890)	$(42,526)
Denominator
Weighted-average shares used in computing net loss per share, basic and diluted	50,822	46,714	50,311	46,285
Net loss per share, basic and diluted	$(0.39)	$(0.44)	$(0.81)	$(0.92)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of July 31,
	2024	2023
Stock options	5,278	6,961
RSUs	4,899	6,084
Employee stock purchase rights under the ESPP	151	113
Common stock warrants	105	105
Total	10,433	13,263
14. Subsequent Events
On August 1, 2024, the Company entered into a lease agreement by and between the Company and SR Winchester, LLC (the "One Santana Lease") The One Santana Lease is anticipated to commence in February 2025, or such earlier date as the Company begins occupancy of the leased space for its business operations. The term of the One Santana Lease is 91 months from the commencement date. The Company has the right to extend the term of the One Santana Lease for an additional seven years at the then-prevailing market rate. The Company expects to start making recurring rental payments under the lease in the third quarter of fiscal 2026. The total future minimum lease payments related to the One Santa Lease is approximately $8.6 million. Additionally, the Company will participate in the construction of the office space, which will be reimbursed by the landlord through a tenant improvement allowance of approximately $3.9 million. We expect this new leased facility will be held as our new headquarters following the expiration of our current lease for the facility in Santa Clara, California in March 2025. In connection with the One Santana Lease, the Company has an outstanding letter of credit of $0.9 million against its $5.0 million sublimit from its Credit Facility, which is described in Note 7.

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
We have achieved significant growth over our operating history. For the six months ended July 31, 2024 and 2023, our revenue was $102.9 million and $84.1 million, respectively, representing period-over-period growth rate of 22%. As of July 31, 2024 and 2023, our annual recurring revenue (“ARR”) was $214.0 million and $180.7 million, respectively, representing period-over-period growth of 18%. For the six months ended July 31, 2024 and 2023, our net loss was $40.9 million and $42.5 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.
Our Business Model
We generate the substantial majority of our revenue from sales of subscriptions, which accounted for 96% and 94% of our total revenue for the six months ended July 31, 2024 and 2023, respectively. We derive a substantial majority of our subscription revenue from the Enterprise Edition of Couchbase Server and Couchbase Mobile. Couchbase Server is generally licensed per node, which we define as an instance of Couchbase running on a server. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 7am-5pm local time support, 5 days a week. These response times are for incidents of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3 incidents, which are less severe, are longer.
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
We also generate revenue from services, which represented 4% and 6% of our total revenue for the six months ended July 31, 2024 and 2023, respectively. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.
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

We complement our “sell-to” go-to-market motion with a “buy-from” go-to-market motion, which is focused on targeting the application developer community to drive adoption of our platform. To accomplish this, we have and plan to continue to invest in Couchbase Capella. We also offer free Community Editions of some of our products, which are free trials of our Enterprise Edition of Couchbase Server and Couchbase Capella products and a web browser-based demonstration version of Couchbase Server to further accelerate application developer adoption. We believe these offerings lead to future purchases of our paid products. While our Community Edition includes the core functionality of Couchbase Server, it is not suited for mission-critical deployments, as it offers only limited functionality around the scaled performance and security that enterprises require and no direct customer support from Couchbase.
We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. A significant portion of our revenue in the six months ended July 31, 2024 and 2023 was attributable to our partner ecosystem.
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
Impact of Macroeconomic Conditions
Current macroeconomic conditions, including recessionary fears, inflation concerns, financial and credit market fluctuations and volatility in the capital markets as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. We continue to see deal cycles that are consistent with previous quarters, along with an elevation in degree of budget scrutiny, slower than expected product migrations, lower than expected expansions, and customers electing to buy in smaller increments. Additionally, effects from foreign exchange fluctuations have impacted and may continue to impact our results of operations.
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
As of July 31, 2024, ARR for Couchbase Capella products was approximately $28.9 million.

	As of July 31,
	2024	2023

	(in millions)
ARR	$214.0	$180.7
Customers
We calculate our total number of customers, which also includes customers of Couchbase Capella, at the end of each period. Each customer account that has, or that is contractually identified by a partner in, an active subscription contract with us or with which we are negotiating a renewal contract at the end of a given period is included in the calculation of total customer count, and the Couchbase Capella customer count includes customers who have a subscription of Couchbase Capella. Beginning in fiscal 2025, customers who used our products through an on-demand arrangement are included in the calculation of total customer count. The reason for this change is to align with our revised ARR methodology. As of July 31, 2024, we had 273 Couchbase Capella customers. Each party with which we enter into a subscription contract is considered a unique customer and, in some cases, a single organization may be counted as more than one customer. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs and other market activity. We believe that our number of customers is an important indicator of the growth of our business and future revenue trends.

	As of July 31,
	2024	2023
Customers	869	691

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
For the fourth quarter of fiscal 2024, we have excluded the impairment of capitalized internal-use software, a non-cash operating expense, from our non-GAAP results as it is not reflective of ongoing operating results. This impairment charge related to certain previously capitalized internal-use software that we determined would no longer be placed into service. Prior period non-GAAP financial measures have not been adjusted to reflect this change as we did not incur impairment of capitalized internal-use software in any prior period presented.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(dollars in thousands)
Total revenue	$51,589	$43,139	$102,916	$84,135
Gross profit	$45,126	$37,230	$90,771	$72,304
Add: Stock-based compensation expense	410	385	817	723
Add: Employer taxes on employee stock transactions	28	21	98	31
Non-GAAP gross profit	$45,564	$37,636	$91,686	$73,058
Gross margin	87.5%	86.3%	88.2%	85.9%
Non-GAAP gross margin	88.3%	87.2%	89.1%	86.8%

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(dollars in thousands)
Total revenue	$51,589	$43,139	$102,916	$84,135
Loss from operations	$(21,048)	$(21,869)	$(43,588)	$(44,402)
Add: Stock-based compensation expense	16,156	12,117	30,783	21,392
Add: Employer taxes on employee stock transactions	791	533	2,007	800
Add: Restructuring(1)	—	—	—	46
Non-GAAP operating loss	$(4,101)	$(9,219)	$(10,798)	$(22,164)
Operating margin	(41)%	(51)%	(42)%	(53)%
Non-GAAP operating margin	(8)%	(21)%	(10)%	(26)%
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(in thousands, except per share data)
Net loss	$(19,895)	$(20,651)	$(40,890)	$(42,526)
Add: Stock-based compensation expense	16,156	12,117	30,783	21,392
Add: Employer taxes on employee stock transactions	791	533	2,007	800
Add: Restructuring(1)	—	—	—	46
Non-GAAP net loss	$(2,948)	$(8,001)	$(8,100)	$(20,288)
GAAP net loss per share	$(0.39)	$(0.44)	$(0.81)	$(0.92)
Non-GAAP net loss per share	$(0.06)	$(0.17)	$(0.16)	$(0.44)
Weighted average shares outstanding, basic and diluted	50,822	46,714	50,311	46,285
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	( in thousands)
Net cash used in operating activities	$(4,850)	$(519)	$(3,291)	$(7,700)
Less: Additions to property and equipment	(1,067)	(1,071)	(2,062)	(2,359)
Free cash flow	$(5,917)	$(1,590)	$(5,353)	$(10,059)
Net cash provided by (used in) investing activities	$14,582	$(6,868)	$18,277	$3,446
Net cash provided by financing activities	$842	$2,733	$5,931	$5,497
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
Interest Expense
Interest expense consists primarily of unused Credit Facility fees.
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
License	$5,242	$4,798	$12,101	$9,741
Support and other	44,051	36,156	86,230	69,755
Total subscription revenue	49,293	40,954	98,331	79,496
Services	2,296	2,185	4,585	4,639
Total revenue	51,589	43,139	102,916	84,135
Cost of revenue:
Subscription(1)	4,455	3,845	8,412	7,518
Services(1)	2,008	2,064	3,733	4,313
Total cost of revenue	6,463	5,909	12,145	11,831
Gross profit	45,126	37,230	90,771	72,304
Operating expenses:
Research and development(1)	17,370	16,292	35,217	31,675
Sales and marketing(1)	36,168	32,348	73,923	64,901
General and administrative(1)	12,636	10,459	25,219	20,084
Restructuring(1)	—	—	—	46
Total operating expenses	66,174	59,099	134,359	116,706
Loss from operations	(21,048)	(21,869)	(43,588)	(44,402)
Interest expense	(29)	(18)	(29)	(43)
Other income, net	1,741	1,255	3,272	2,688
Loss before income taxes	(19,336)	(20,632)	(40,345)	(41,757)
Provision for income taxes	559	19	545	769
Net loss	$(19,895)	$(20,651)	$(40,890)	$(42,526)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue—subscription	$301	$236	$567	$429
Cost of revenue—services	109	149	250	294
Research and development	4,214	3,614	8,207	6,382
Sales and marketing	6,162	4,032	11,385	7,273
General and administrative	5,370	4,086	10,374	7,014
Restructuring	—	—	—	1
Total stock-based compensation expense	$16,156	$12,117	$30,783	$21,393
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
License	10%	11%	12%	12%
Support and other	85	84	84	83
Total subscription revenue	96	95	96	94
Services	4	5	4	6
Total revenue	100	100	100	100
Cost of revenue:
Subscription	9	9	8	9
Services	4	5	4	5
Total cost of revenue	13	14	12	14
Gross profit	87	86	88	86
Operating expenses:
Research and development	34	38	34	38
Sales and marketing	70	75	72	77
General and administrative	24	24	25	24
Restructuring	—	—	—	*
Total operating expenses	128	137	131	139
Loss from operations	(41)	(51)	(42)	(53)
Interest expense	*	*	*	*
Other income, net	3	3	3	3
Loss before income taxes	(37)	(48)	(39)	(50)
Provision for income taxes	1	*	1	1
Net loss	(39)%	(48)%	(40)%	(51)%
*   Represents less than 1%
Note: Certain figures may not sum due to rounding.

Comparison of Three and Six Months Ended July 31, 2024 and 2023
Revenue

	Three Months Ended July 31,				Six Months Ended July 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Revenue
License	$5,242	$4,798	$444	9%	$12,101	$9,741	$2,360	24%
Support and other	44,051	36,156	7,895	22%	86,230	69,755	16,475	24%
Total subscription revenue	49,293	40,954	8,339	20%	98,331	79,496	18,835	24%
Services	2,296	2,185	111	5%	4,585	4,639	(54)	(1)%
Total revenue	$51,589	$43,139	$8,450	20%	$102,916	$84,135	$18,781	22%
Subscription revenue increased by $8.3 million, or 20%, during the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The increase in subscription revenue was primarily driven by growth in revenue from existing customers. Approximately 96% of the increase in revenue was attributable to growth from existing customers. The remaining increase was attributable to new customers as we increased our customer base from 691 customers as of July 31, 2023 to 869 customers as of July 31, 2024.
Subscription revenue increased by $18.8 million, or 24%, during the six months ended July 31, 2024 compared to the six months ended July 31, 2023. Approximately 98% of the increase in revenue was attributable to growth from existing customers.
Services revenue increased by $0.1 million, or 5%, during the three months ended July 31, 2024 compared to the three months ended July 31, 2023 primarily due to an increase in delivery of professional service hours.
Services revenue remained relatively flat during the six months ended July 31, 2024 compared to the six months ended July 31, 2023 as the number of professional service hours delivered was consistent with the same period last year.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	$4,455	$3,845	$610	16%	$8,412	$7,518	$894	12%
Services	2,008	2,064	(56)	(3)%	3,733	4,313	(580)	(13)%
Total cost of revenue	$6,463	$5,909	$554	9%	$12,145	$11,831	$314	3%
Gross profit	$45,126	$37,230			$90,771	$72,304
Gross margin	87.5%	86.3%			88.2%	85.9%
Headcount (at period end)	62	73			62	73
Cost of subscription revenue increased by $0.6 million, or 16%, during the three months ended July 31, 2024 compared to the three months ended July 31, 2023. This change was primarily due to an increase of $0.7 million related to the computing infrastructure costs associated with increasing usage from Couchbase Capella.
Cost of subscription revenue increased by $0.9 million, or 12%, during the six months ended July 31, 2024 compared to the six months ended July 31, 2023. This change was primarily due to an increase of $1.3 million related to the computing infrastructure costs associated with Couchbase Capella.
Cost of services revenue decreased by an immaterial amount during the three months ended July 31, 2024 compared to the three months ended July 31, 2023.

Cost of services revenue decreased by $0.6 million, or 13%, during the six months ended July 31, 2024 compared to the six months ended July 31, 2023. This was primarily due to a decrease of $0.5 million in personnel-related costs due to lower headcount.
Gross margin increased during the three and six months ended July 31, 2024 compared to the three and six months ended July 31, 2023 primarily due to changes in the mix of subscription and services revenue.
Research and Development

	Three Months Ended July 31,				Six Months Ended July 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Research and development	$17,370	$16,292	$1,078	7%	$35,217	$31,675	$3,542	11%
Percentage of revenue	34%	38%			34%	38%
Headcount (at period end)	307	298			307	298
Research and development increased by $1.1 million, or 7%, during the three months ended July 31, 2024 compared to the three months ended July 31, 2023. This change was primarily due to an increase of $1.5 million in personnel-related costs driven by headcount growth and higher stock-based compensation related to our RSUs.
Research and development increased by $3.5 million, or 11%, during the six months ended July 31, 2024 compared to the six months ended July 31, 2023. This change was primarily due to an increase of $4.3 million in personnel-related costs driven by headcount growth and higher stock-based compensation related to our RSUs, partially offset by a decrease of $0.6 million due to improved business efficiency.
Sales and Marketing

	Three Months Ended July 31,				Six Months Ended July 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$36,168	$32,348	$3,820	12%	$73,923	$64,901	$9,022	14%
Percentage of revenue	70%	75%			72%	77%
Headcount (at period end)	357	348			357	348
Sales and marketing increased by $3.8 million, or 12%, during the three months ended July 31, 2024 compared to the three months ended July 31, 2023. This increase was primarily due to an increase of $3.0 million in personnel-related costs driven by headcount growth and higher stock-based compensation related to our RSUs and an increase of $0.6 million in third-party professional services.
Sales and marketing increased by $9.0 million, or 14%, during the six months ended July 31, 2024 compared to the six months ended July 31, 2023. This increase was primarily due to an increase of $8.0 million in personnel-related costs, driven by headcount growth and higher stock-based compensation related to our RSUs and an increase of $0.7 million in third-party professional services.
General and Administrative

	Three Months Ended July 31,				Six Months Ended July 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
General and administrative	$12,636	$10,459	$2,177	21%	$25,219	$20,084	$5,135	26%
Percentage of revenue	24%	24%			25%	24%
Headcount (at period end)	86	68			86	68
General and administrative increased by $2.2 million, or 21%, during the three months ended July 31, 2024 compared to the three months ended July 31, 2023. This increase was primarily due to an increase of $2.2 million in personnel-related costs driven by headcount growth and higher stock-based compensation related to our RSUs.

General and administrative increased by $5.1 million, or 26%, during the six months ended July 31, 2024 compared to the six months ended July 31, 2023. This increase was primarily due to an increase of $5.0 million in personnel-related costs driven by headcount growth and higher stock-based compensation related to our RSUs.

Interest Expense

	Three Months Ended July 31,				Six Months Ended July 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Interest expense	$(29)	$(18)	$(11)	61%	$(29)	$(43)	$14	(33)%
The changes in interest expense during the three and six months ended July 31, 2024 and 2023 were not material.
Other Income, Net

	Three Months Ended July 31,				Six Months Ended July 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Other income, net	$1,741	$1,255	$486	39%	$3,272	$2,688	$584	22%
Other income, net fluctuated by $0.5 million during the three months ended July 31, 2024 compared to the three months ended July 31, 2023 primarily due to higher yields on securities and, to a lesser extent, a decrease in foreign currency losses due to fluctuations in exchange rates.
Other income, net fluctuated by $0.6 million during the six months ended July 31, 2024 compared to the six months ended July 31, 2023 primarily due to higher yields on securities.
Provision for Income Taxes

	Three Months Ended July 31,				Six Months Ended July 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(19,336)	$(20,632)	$1,296	(6)%	$(40,345)	$(41,757)	$1,412	(3)%
Provision for income taxes	559	19	$540	2842%	545	769	$(224)	(29)%
Effective tax rate	(2.9)%	(0.1)%			(1.4)%	(1.8)%
The change in provision for income taxes for the three and six months ended July 31, 2024 compared with the same periods last year was primarily driven by the mix of income in foreign jurisdictions and foreign excess tax benefits related to stock-based compensation expense.
Liquidity and Capital Resources
We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our IPO with net proceeds totaling $214.9 million. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2023 and 2024 and the six months ended July 31, 2024. As of July 31, 2024, we had an accumulated deficit of $531.5 million.
As of July 31, 2024, we had $156.1 million in cash, cash equivalents and short-term investments. We maintain our cash and cash equivalents, restricted cash and short-term investments with high-quality financial institutions. For more information, see "Concentration of Credit Risk" in Note 2 of our notes to the condensed consolidated financial statements. We believe our existing cash, cash equivalents and short-term investments, our total available borrowing capacity under the Credit Facility with MUFG Bank, Ltd., which is described in Note 7 of our notes to the condensed consolidated financial statements, and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and cash expenditures for at least the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future capital requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.
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
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2024, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $215.8 million. We expect to recognize revenue of $136.2 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.

Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,291)	$(7,700)
Investing activities	$18,277	$3,446
Financing activities	$5,931	$5,497
Operating Activities
Cash used in operating activities for the six months ended July 31, 2024 of $3.3 million primarily consisted of our net loss of $40.9 million, adjusted for non-cash charges of $40.2 million and net cash outflows of $2.6 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities include a $13.3 million decrease in accounts receivable related to collections and timing of billings offset by a $8.2 million increase in deferred commissions related to increased sales during the period, a $4.0 million decrease in accrued compensation primarily due to timing of bonus and commissions payments, a $1.6 million decrease in lease liabilities driven by monthly rental payments for operating leases, a $1.5 million decrease in deferred revenue due to timing of billings, and a $1.1 million decrease in accrued expenses and other liabilities due to the timing of accruals and payments.
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
Investing Activities
Cash provided by investing activities for the six months ended July 31, 2024 of $18.3 million consisted of maturities of short-term investments net of purchases of $20.3 million and additions to property and equipment of approximately $2.0 million.

Cash provided by investing activities for the six months ended July 31, 2023 of $3.4 million consisted of maturities of short-term investments net of purchases of $5.8 million and additions to property and equipment of $2.4 million.
Financing Activities
Cash provided by financing activities for the six months ended July 31, 2024 of $5.9 million was primarily due to $4.1 million in proceeds from the issuance of common stock upon exercises of stock options, and $1.8 million in proceeds from the issuance of common stock under our Employee Stock Purchase Plan ("ESPP").
Cash provided by financing activities for the six months ended July 31, 2023 of $5.5 million was primarily due to $4.7 million in proceeds from the issuance of common stock upon exercises of stock options, and $0.8 million in proceeds from the issuance of common stock under our ESPP.
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
For further information on our commitments and contingencies, refer to Note 9 in our unaudited condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended January 31, 2024, except as discussed in Note 14 - Subsequent Events. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which was filed with the SEC on March 26, 2024, for additional information regarding our contractual obligations.
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

JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the JOBS Act. The JOBS Act provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an “emerging growth company” to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.We currently expect that we will no longer be an emerging growth company as of January 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, U.S. government treasury securities, commercial paper, U.S. government agency securities, corporate debt securities, and asset-backed securities. As of July 31, 2024, we had cash and cash equivalents of $62.6 million and short-term investments of $93.5 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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
As of July 31, 2024, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our results of operations and cash flows.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the future. We incurred net losses of $80.2 million, $68.5 million, $40.9 million and $42.5 million for fiscal 2024, fiscal 2023 and the six months ended July 31, 2024 and 2023, respectively. As of July 31, 2024, we had an accumulated deficit of $531.5 million. We intend to continue investing significant resources to further develop our platform, and expand our sales, marketing, operations and infrastructure, both domestically and internationally. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.
We may not continue to grow on pace with historical rates.
Our historical revenue, revenue growth, key business metrics or key business metrics growth should not be considered indicative of our future performance. Our revenue was $180.0 million, $154.8 million, $102.9 million and $84.1 million for fiscal 2024, fiscal 2023 and the six months ended July 31, 2024 and 2023, respectively. Our revenue growth rate has fluctuated in prior periods, and we expect our revenue growth rate to continue to fluctuate. Our revenue growth rate may be impacted by a number of factors, including slowing adoption of or demand for our products and services, increasing competition, decreasing growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others.

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
Additionally, our success depends, in part, on our determination of which product features to include in the free versus paid versions of our products including the timing of when to incorporate Enterprise Edition features into our Community Edition products. Any failure on our part to determine the correct balance and timing may adversely affect our business. Existing or potential customers may determine that the functionality of our free versions is sufficient for their needs and as a result may not convert from the use of our free trials to a paid product or downgrade from our paid products. Further, users of our Enterprise Edition of Couchbase Server and Couchbase Mobile products may violate our license terms by using our product without paying for a required subscription or by exceeding their subscription entitlements, and we may not always be able to determine when this occurs or enforce our license terms.
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

The market for our products and services is highly competitive and evolving, and our future success depends on the growth and expansion of this market.
It is uncertain whether the market for our products and services will continue to grow, how rapidly it will grow, or whether our products and services will be more widely adopted. Our success will depend, in part, on market acceptance and the widespread adoption of our products and services as an alternative to legacy or other offerings and the selection of our products and services over competing offerings that may have similar functionality. Technologies related to database offerings are still evolving and we cannot predict market acceptance of our products and services or the development of other competing offerings based on entirely new technologies. For example, we derive a substantial majority of our revenue from subscriptions for, and services related to Enterprise Edition of Couchbase Server and Couchbase Mobile. Demand for our platform is affected by a number of factors, many of which are beyond our control, including continued market acceptance by existing customers and potential customers, the ability to expand the product for different use cases, the timing of development and releases of new offerings by our competitors, technological change and the growth or contraction in the market in which we compete. It is possible that customer adoption of our new products, such as Couchbase Capella, may replace a portion of customer spend on our existing products. If the market for database solutions, and for NoSQL database solutions in particular, does not continue to grow as expected, or if we are unable to continue to efficiently and effectively respond to the rapidly evolving trends and meet the demands of our customers, achieve more widespread market awareness and adoption of our products and services or otherwise manage the risks associated with the introduction of new products and services, our competitive position would weaken and our business, financial condition, results of operations and prospects would be adversely affected.
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
Generally, our professional services and training revenues have grown as our subscription revenue has grown. We believe our investment in services facilitates the adoption of our products. However, Couchbase Capella contains a service component and Couchbase Capella customers may not require standalone services at the same rate as for our Enterprise Edition of Couchbase Server and Couchbase Mobile offerings. As a result, as customers migrate to Couchbase Capella, it is not clear if revenue from our services business will continue to grow at rates consistent with prior periods. Further, professional services and training may be seen as ancillary to our core product offerings. To the extent customers reduce spending due to macroeconomic conditions, customers may opt out of services, which may harm our results of operations.

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
Subscription revenue accounts for a significant portion of our revenue, comprising 96% and 94% of total revenue for the six months ended July 31, 2024 and 2023, respectively.
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
Our success depends, in part, upon our ability to obtain, maintain, protect, defend and enforce our intellectual property rights, including our proprietary technology, know-how and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, other intellectual property laws, confidentiality procedures and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, enforce and defend our intellectual property rights may be inadequate if, for example, we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property, and as a result our competitors might gain access to our proprietary technology and develop and commercialize similar or substantially identical products, services or technologies, and our business, financial condition, results of operations or prospects could be adversely affected. We hold a number of issued patents and have filed patent applications both in the U.S. and in foreign jurisdictions. There can be no assurance that our patent applications will result in issued patents, or will result in issued patents in a timely manner.
Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or deemed unenforceable in the U.S. or in foreign jurisdictions. Others may infringe on our patents, trademarks or other intellectual property rights, independently develop similar, substantially identical or superior offerings, duplicate any of our offerings or design around our patents or other intellectual property rights or use information that we regard as proprietary to create products and services that compete with ours. Further, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to software and business methods. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered abstract ideas. Accordingly, the evolving case law in the U.S. may adversely affect our ability to obtain patents and may facilitate third-party challenges to any future owned or licensed patents. As we expand our international activities, our exposure to unauthorized copying and use of our services and platform capabilities and proprietary information will likely increase. Intellectual property protection may not be available to us in every country in which our services are available, or the laws of or mechanisms for enforcement in some foreign countries may not be as protective of intellectual property rights as those in the U.S. Policing unauthorized use of our technologies, trade secrets and intellectual property may thus be difficult, expensive and time-consuming. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.
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
Our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting when we are no longer an “emerging growth company.” We currently expect that we will no longer be an emerging growth company as of January 31, 2025. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

Risks Related to Ownership of Our Common Stock and Governance Matters
Operating as a public company has and will require us to incur substantial costs and will require substantial management attention.
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. Compliance with the rules and regulations of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Global Select Market have increased and may further increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an “emerging growth company.” We currently expect that we will no longer be an emerging growth company as of January 31, 2025. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in unanticipated ways. As a result of disclosure of information in filings required of a public company, our business and financial condition become more visible, which may result in threatened or actual litigation, including by competitors.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain available exemptions, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we have elected to take advantage of the extended transition period under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Any difficulties in implementing these pronouncements could cause failure to meet our financial reporting obligations, regulatory discipline or harm investor confidence. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be for as long as five full fiscal years following the completion of our IPO. If some investors find our common stock less attractive as a result, there may be a less active trading market and a more volatile market price for our common stock. We currently expect that we will no longer be an emerging growth company as of January 31, 2025.
The concentration of ownership of our outstanding common stock will limit your ability to influence the outcome of important transactions, including a change in control.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On June 27, 2024 during our last fiscal quarter, William R. Carey, Vice President and Chief Accounting Officer and officer as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale from time to time of an aggregate of up to 64,573 shares of our common stock. This figure includes an estimate of the number of shares to be acquired under our ESPP that may be sold under the trading arrangement. However, the actual number of shares that will be acquired through the ESPP may vary, and the actual amount that may be sold under the trading arrangement may be less based on tax withholding. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 30, 2025, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*	Amended Outside Director Compensation Policy					X
10.2+#	Office Lease Agreement by and between the registrant and SR WINCHESTER, LLC, dated as of August 1, 2024					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101) - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.					X
______________________

*	Indicates management contract or compensatory plan.
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

+	Certain portions of the Office Lease Agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
#
The schedules to the Office Lease Agreement have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUCHBASE, INC.

Date: September 5, 2024

	By:	/s/ MATTHEW M. CAIN
Matthew M. Cain
Chair, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREG HENRY
Greg Henry
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BILL CAREY
Bill Carey
Vice President and Chief Accounting Officer
(Principal Accounting Officer)