Form 10-Q
period 2024-10-31
Couchbase, Inc.
filed 2024-12-04
CIK 1845022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 29, 2024, the registrant had 52,347,954 shares of common stock outstanding.

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
•Our future results of operations and key business metrics fluctuate significantly, and if we fail to meet the expectations of analysts or investors, the market price of our common stock and the value of your investment could decline substantially.
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

Part I – Financial Information
Item 1. Financial Statements (unaudited)
COUCHBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	As of	As of
	October 31, 2024	January 31, 2024
Assets
Current assets
Cash and cash equivalents	$33,031	$41,351
Short-term investments	108,908	112,281
Accounts receivable, net	28,514	44,848
Deferred commissions	13,297	15,421
Prepaid expenses and other current assets	10,551	10,385
Total current assets	194,301	224,286
Property and equipment, net	7,000	5,327
Operating lease right-of-use assets	5,497	4,848
Deferred commissions, noncurrent	14,485	11,400
Other assets	1,176	1,891
Total assets	$222,459	$247,752
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,724	$4,865
Accrued compensation and benefits	12,323	18,116
Other accrued expenses	3,981	4,581
Operating lease liabilities	2,150	3,208
Deferred revenue	67,996	81,736
Total current liabilities	91,174	112,506
Operating lease liabilities, noncurrent	3,678	2,078
Deferred revenue, noncurrent	829	2,747
Total liabilities	95,681	117,331
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 200,000,000 shares authorized as of October 31, 2024 and January 31, 2024; zero shares issued outstanding as of October 31, 2024 and January 31, 2024	—	—
Common stock, $0.00001 par value; 1,000,000,000 shares authorized as of October 31, 2024 and January 31, 2024; 52,264,762 and 49,079,876 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	—	—
Additional paid-in capital	676,360	621,024
Accumulated other comprehensive income	119	56
Accumulated deficit	(549,701)	(490,659)
Total stockholders’ equity	126,778	130,421
Total liabilities and stockholders’ equity	$222,459	$247,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
License	$4,343	$4,577	$16,444	$14,318
Support and other	44,955	39,420	131,185	109,175
Total subscription revenue	49,298	43,997	147,629	123,493
Services	2,330	1,816	6,915	6,455
Total revenue	51,628	45,813	154,544	129,948
Cost of revenue:
Subscription	4,866	3,549	13,278	11,067
Services	1,690	1,562	5,423	5,875
Total cost of revenue	6,556	5,111	18,701	16,942
Gross profit	45,072	40,702	135,843	113,006
Operating expenses:
Research and development	17,486	15,903	52,703	47,578
Sales and marketing	34,196	31,602	108,119	96,503
General and administrative	12,624	10,739	37,843	30,823
Restructuring	—	—	—	46
Total operating expenses	64,306	58,244	198,665	174,950
Loss from operations	(19,234)	(17,542)	(62,822)	(61,944)
Interest expense	(17)	—	(46)	(43)
Other income, net	1,790	1,298	5,062	3,986
Loss before income taxes	(17,461)	(16,244)	(57,806)	(58,001)
Provision for income taxes	691	11	1,236	780
Net loss	$(18,152)	$(16,255)	$(59,042)	$(58,781)
Net loss per share, basic and diluted	$(0.35)	$(0.34)	$(1.16)	$(1.26)
Weighted-average shares used in computing net loss per share, basic and diluted	51,831	47,586	50,821	46,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

Net loss	$(18,152)	$(16,255)	$(59,042)	$(58,781)
Other comprehensive income:
Net unrealized gains on investments, net of tax	92	189	63	695
Total comprehensive loss	$(18,060)	$(16,066)	$(58,979)	$(58,086)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of July 31, 2024	51,283,093	$—	$658,165	$27	$(531,549)	$126,643
Issuance of common stock upon exercise of stock options	179,959	—	1,115	—	—	1,115
Issuance of common stock in connection with employee stock purchase plan	148,018	—	1,720	—	—	1,720
Vesting of restricted stock units	653,692	—	—	—	—	—
Stock-based compensation	—	—	15,360	—	—	15,360
Net unrealized gains on investments	—	—	—	92	—	92
Net loss	—	—	—	—	(18,152)	(18,152)
Balance as of October 31, 2024	52,264,762	$—	$676,360	$119	$(549,701)	$126,778

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of July 31, 2023	47,063,914	$—	$588,845	$(301)	$(453,002)	135,542
Issuance of common stock upon exercise of stock options	406,971	—	2,703	—	—	2,703
Issuance of common stock in connection with employee stock purchase plan	94,730	—	1,153	—	—	1,153
Vesting of restricted stock units	489,612	—	—	—	—	—
Stock-based compensation	—	—	11,936	—	—	11,936
Net unrealized gains on investments	—	—	—	189	—	189
Net loss	—	—	—	—	(16,255)	(16,255)
Balance as of October 31, 2023	48,055,227	$—	$604,637	$(112)	$(469,257)	$135,268

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 31, 2024	49,079,876	$—	$621,024	$56	$(490,659)	$130,421
Issuance of common stock upon exercise of stock options	722,352	—	5,251	—	—	5,251
Issuance of common stock in connection with employee stock purchase plan	271,796	—	3,515	—	—	3,515
Vesting of restricted stock units	2,190,738	—	—	—	—	—
Stock-based compensation	—	—	46,570	—	—	46,570
Net unrealized gains on investments	—	—	—	63	—	63
Net loss	—	—	—	—	(59,042)	(59,042)
Balance as of October 31, 2024	52,264,762	$—	$676,360	$119	$(549,701)	$126,778

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	45,432,029	$—	$561,547	$(807)	$(410,476)	$150,264
Issuance of common stock upon exercise of stock options	1,174,523	—	7,353	—	—	7,353
Issuance of common stock in connection with employee stock purchase plan	168,843	—	2,000	—	—	2,000
Vesting of restricted stock units	1,279,832	—	—	—	—	—
Stock-based compensation	—	—	33,737	—	—	33,737
Net unrealized gains on investments	—	—	—	695	—	695
Net loss	—	—	—	—	(58,781)	(58,781)
Balance as of October 31, 2023	48,055,227	$—	$604,637	$(112)	$(469,257)	$135,268
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities
Net loss	$(59,042)	$(58,781)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,520	2,034
Stock-based compensation, net of amounts capitalized	46,071	33,148
Amortization of deferred commissions	12,655	13,742
Non-cash lease expense	2,393	2,313
Foreign currency transaction losses	231	649
Other	(1,869)	(2,580)
Changes in operating assets and liabilities
Accounts receivable	16,207	9,114
Deferred commissions	(13,616)	(13,892)
Prepaid expenses and other assets	(163)	837
Accounts payable	(149)	1,735
Accrued compensation and benefits	(5,790)	(3,517)
Other accrued expenses	(475)	(2,997)
Operating lease liabilities	(2,501)	(2,561)
Deferred revenue	(15,658)	313
Net cash used in operating activities	(20,186)	(20,443)
Cash flows from investing activities
Purchases of short-term investments	(75,614)	(90,456)
Maturities of short-term investments	81,144	111,974
Additions to property and equipment	(2,645)	(3,425)
Net cash provided by investing activities	2,885	18,093
Cash flows from financing activities
Proceeds from exercise of stock options	5,251	7,353
Proceeds from issuance of common stock under ESPP	3,515	2,000
Net cash provided by financing activities	8,766	9,353
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(328)	(542)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,863)	6,461
Cash, cash equivalents and restricted cash
Beginning of period	41,894	40,989
End of period	$33,031	$47,450
Cash and cash equivalents	$33,031	$46,907
Restricted cash included in other assets	—	543
Total cash, cash equivalents and restricted cash	$33,031	$47,450
Supplemental disclosures of cash activities
Cash paid for income taxes	$1,427	$1,245
Cash paid for interest	$30	$43
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$499	$589
Net change in unrealized gains or losses on available-for-sale debt securities	$63	$695
Change in purchases of property and equipment included in accounts payable and other accrued expenses	$50	$224
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
The Company’s unaudited condensed consolidated financial statements and accompanying notes have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2024, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2024, are not necessarily indicative of the results to be expected for the year ending January 31, 2025, or for any other interim period or for any other future year.
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
No customer accounted for 10% or more of total revenue for the three and nine months ended October 31, 2024 and 2023. No customer accounted for 10% or more of gross accounts receivable as of October 31, 2024 and January 31, 2024.
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
In November 2024, the FASB issued ASU No.2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) to require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating whether this standard will have a material impact on its consolidated financial statements.
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
3. Cash Equivalents and Short-Term Investments
The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of October 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$9,778	$—	$—	$9,778
Total cash equivalents	9,778	—	—	9,778
Short-Term Investments
U.S. government treasury securities	69,374	117	(38)	69,453
Corporate debt securities	32,528	56	(16)	32,568
Commercial paper	4,888	—	—	4,888
U.S. government agency securities	1,999	—	—	1,999
Total short-term investments	108,789	173	(54)	108,908
Total	$118,567	$173	$(54)	$118,686

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents
Money market funds	$32,895	$—	$—	$32,895
Total cash equivalents	32,895	—	—	32,895
Short-Term Investments
U.S. government treasury securities	85,525	58	(7)	85,576
Corporate debt securities	13,712	14	(1)	13,725
Commercial paper	4,845	—	—	4,845
U.S. government agency securities	7,999	—	(8)	7,991
Asset-backed securities	144	—	—	144
Total short-term investments	112,225	72	(16)	112,281
Total	$145,120	$72	$(16)	$145,176

During the three and nine months ended October 31, 2024 and 2023, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income, net in the condensed consolidated statements of operations.
As of October 31, 2024, the Company’s short-term investments consisted of $77.0 million and $31.9 million with contractual maturities due within one year and due after one year through three years, respectively. As of January 31, 2024, the Company’s short-term investments consisted of $97.6 million and $14.7 million with contractual maturities due within one year and due after one year through three years, respectively.
The Company’s gross unrealized losses and fair values for short-term investments that were in an unrealized loss position as of October 31, 2024 and January 31, 2024 aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	As of October 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(38)	$16,888	$—	$—	$(38)	$16,888
Corporate debt securities	(16)	12,076	—	—	(16)	12,076
Total	$(54)	$28,964	$—	$—	$(54)	$28,964

	As of January 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(7)	$22,746	$—	$—	$(7)	$22,746
Corporate debt securities	(1)	5,008	—	—	(1)	5,008
U.S. government agency securities	(8)	7,991	—	—	(8)	7,991
Asset-backed securities	—	—	—	144	—	144
Total	$(16)	$35,745	$—	$144	$(16)	$35,889
As of October 31, 2024, the Company had 6 short-term investments in an unrealized loss position. As of January 31, 2024, the Company had 13 short-term investments in an unrealized loss position. As of October 31, 2024, the Company determined that the declines in the market value of its investment portfolio were not driven by credit related factors. During the three and nine months ended October 31, 2024 and October 31, 2023, there were no credit or non-credit related impairment charges recorded by the Company.
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

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of October 31, 2024
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$9,778	$—	$9,778
Total cash equivalents	9,778	—	9,778
Short-Term Investments
U.S. government treasury securities	—	69,453	69,453
Corporate debt securities	—	32,568	32,568
Commercial paper	—	4,888	4,888
U.S. government agency securities	—	1,999	1,999
Total short-term investments	—	108,908	108,908
Total	$9,778	$108,908	$118,686

	As of January 31, 2024
	Level 1	Level 2	Total
Cash Equivalents
Money market funds	$32,895	$—	$32,895
Total cash equivalents	32,895	—	32,895
Short-Term Investments
U.S. government treasury securities	—	85,576	85,576
Corporate debt securities	—	13,725	13,725
Commercial paper	—	4,845	4,845
U.S. government agency securities	—	7,991	7,991
Asset-backed securities	—	144	144
Total short-term investments	—	112,281	112,281
Total	$32,895	$112,281	$145,176
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
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2024	2024
Prepaid expenses	$5,069	$4,793
Prepaid software	3,646	4,429
Other current assets	1,836	1,163
Total prepaid expenses and other current assets	$10,551	$10,385

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2024	2024
Computer equipment	$3,867	$3,736
Furniture and fixtures	489	418
Capitalized internal-use software	13,759	8,743
Leasehold improvements	1,903	1,903
Construction in progress	141	—
Construction in progress—capitalized internal-use software	405	2,571
Total gross property and equipment	20,564	17,371
Accumulated depreciation and amortization	(13,564)	(12,044)
Total property and equipment, net	$7,000	$5,327
Depreciation and amortization expense was $0.8 million and $0.4 million for the three months ended October 31, 2024 and 2023, respectively, and $1.5 million and $2.0 million for the nine months ended October 31, 2024 and 2023, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $0.7 million and $0.3 million for the three months ended October 31, 2024 and 2023, respectively, and $1.2 million and $1.5 million for the nine months ended October 31, 2024 and 2023, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2024	2024
Accrued bonus	$4,104	$7,056
Accrued commissions	4,043	4,852
Accrued payroll and benefits	3,516	4,690
Employee contributions under the ESPP	660	1,518
Total accrued compensation and benefits	$12,323	$18,116
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of October 31,	As of January 31,
	2024	2024
Accrued professional fees	$1,307	$1,190
Sales and value added tax payable	320	517
Income taxes payable	153	173
Other	2,201	2,701
Total other accrued liabilities	$3,981	$4,581
6. Deferred Revenue and Remaining Performance Obligations
The following table presents the deferred revenue balances (in thousands):

	As of October 31,	As of January 31,
	2024	2024
Deferred revenue, current	$67,996	$81,736
Deferred revenue, noncurrent	829	2,747
Total deferred revenue	$68,825	$84,483

Changes in the deferred revenue balances during the nine months ended October 31, 2024 and 2023 were as follows (in thousands):

	Nine Months Ended October 31,
	2024	2023
Beginning balance	$84,483	$74,991
Performance obligations satisfied during the period that were included in the deferred revenue balance at the beginning of the year	(75,231)	(63,887)
Increases due to invoicing prior to satisfaction of performance obligations	59,573	64,200
Ending balance	$68,825	$75,304
Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of October 31, 2024, the Company’s RPOs were $211.3 million. The Company expects to recognize revenue of $128.7 million of these remaining performance obligations over the next 12 months and the substantial majority of the remainder in the next 13 months to 36 months.
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
Under the Credit Facility, the Company is subject to a minimum consolidated adjusted EBITDA covenant, tested quarterly. The Credit Facility also contains certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates, in each case, subject to customary and other agreed limitations and exceptions. As of October 31, 2024, the Company has outstanding letters of credit totaling $1.4 million against the $5.0 million sublimit in connection with the One Santana Lease (as defined below).
The Company did not have any debt outstanding under the Credit Facility as of October 31, 2024 and was in compliance with the financial covenants associated with the Credit Facility as of October 31, 2024.
8. Leases
The Company leases facilities under non-cancelable operating leases, primarily for rent of office space. On August 1, 2024, the Company entered into a lease agreement with SR Winchester, LLC (the "One Santana Lease"). The One Santana Lease commenced in September 2024 and has a term of 96 months. At the end of the term, the Company has the right to extend the term of the One Santana Lease for an additional seven years at the then-prevailing market rate. The Company expects to start making recurring rental payments under the lease in the third quarter of fiscal 2026, and the total future minimum lease payments related to the One Santana Lease is approximately $8.6 million. Additionally, the Company will participate in the construction of the office space, which will be reimbursed by the landlord through a tenant improvement allowance of approximately $3.9 million. The new leased facility will be held as the Company's new headquarters following the expiration of the current lease for the facility in Santa Clara, California in March 2025.
As of October 31, 2024, the Company's leases have various expiration dates through August 2032, some of which include options to extend the leases for up to seven years. The Company does not have any finance leases.
The components of lease costs were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Operating lease costs	$863	$766	$2,393	$2,313
Variable lease costs	$160	$159	$481	$505
Short-term lease costs were immaterial during the three and nine months ended October 31, 2024 and 2023.
The following table presents supplemental cash flow information related to leases (in thousands):

	Nine Months Ended October 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,501	$2,535
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,880	$475
The following table presents supplemental balance sheet information related to operating leases (in thousands, except for lease term and discount rate):

	October 31, 2024	January 31, 2024
Operating lease right-of-use assets	$5,497	$4,848
Operating lease liabilities	$2,150	$3,208
Operating lease liabilities, noncurrent	3,678	2,078
Total operating lease liabilities	$5,828	$5,286
Weighted-average remaining lease term	4.5 years	2.0 years
Weighted-average discount rate	5.5%	4.4%
As of October 31, 2024, remaining maturities of operating lease liabilities were as follows (in thousands):

Period	Operating Leases
Remaining for Fiscal 2025	$918
Fiscal 2026*	(2,086)
Fiscal 2027	1,621
Fiscal 2028	1,435
Fiscal 2029 and thereafter	5,942
Total lease payments	7,830
Less: imputed interest	(2,002)
Total	$5,828
*Net of tenant improvement receivables related to the One Santana Lease
9. Commitments and Contingencies
Other Contractual Commitments
Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.

Other than the non-cancelable operating lease described in Note 8, there were no material contractual commitments that were entered into during the three and nine months ended October 31, 2024 that were outside the ordinary course of business.

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
10. Stockholders’ Equity and Employee Incentive Plans
Redeemable Convertible Preferred Stock
As of October 31, 2024 and January 31, 2024, there were no shares of redeemable convertible preferred stock issued and outstanding.
The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 shares of common stock at a par value of $0.00001 as of October 31, 2024 and January 31, 2024.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of October 31, 2024 and January 31, 2024, no dividends had been declared.
As of October 31, 2024, the Company has reserved common stock for future issuance as follows:

Number of Shares
Stock options outstanding	5,048,192
Restricted stock units issued and outstanding	4,597,672
Remaining shares available for issuance under the 2021 Plan	3,441,814
Shares available for issuance under the 2023 Inducement Plan	932,000
ESPP	1,458,638
Common stock warrants	105,350
Total	15,583,666

Common Stock Warrants
In April, 2019, the Company issued warrants in connection with a term loan agreement with a certain lender to purchase 105,350 shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. As of October 31, 2024, all warrants were outstanding and exercisable.

Stock Options
The following table summarizes stock option activity under the 2008 Equity Incentive Plan (the “2008 Plan”), 2018 Equity Incentive Plan (the “2018 Plan”), 2021 Equity Incentive Plan (the “2021 Plan”) and 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”), collectively (the “Stock Plans") for the nine months ended October 31, 2024 (aggregate intrinsic value in thousands):

	Options Outstanding		Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Number of Options	Weighted- Average Exercise Price
Balances as of January 31, 2024	5,889,938	$10.38	4.84	$86,742
Options exercised	(722,352)	$7.32
Options cancelled	(119,394)	$23.20
Balances as of October 31, 2024	5,048,192	$10.51	4.01	$36,182
Options vested and expected to vest as of October 31, 2024	5,048,192	$10.51	4.01	$36,182
Options vested and exercisable as of October 31, 2024	4,942,165	$10.24	3.96	$36,179
No stock options were granted during the nine months ended October 31, 2024 and 2023.
The aggregate intrinsic value of options exercised during the three months ended October 31, 2024 and 2023 was $1.8 million and $4.7 million, respectively, and $11.8 million and $13.4 million during the nine months ended October 31, 2024 and 2023, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
The Company recognized stock-based compensation expense related to stock options of $0.7 million and $0.8 million during the three months ended October 31, 2024 and 2023, respectively, and $2.8 million and $3.2 million during the nine months ended October 31, 2024 and 2023, respectively.
As of October 31, 2024, there was $0.8 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.3 years.
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
The following table is a summary of service-based RSU activity for the nine months ended October 31, 2024:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2024	3,909,920	$17.56
RSUs granted	2,337,410	$25.50
RSUs vested	(1,915,540)	$19.49
RSUs forfeited	(437,720)	$20.00
Balances as of October 31, 2024	3,894,070	$21.10
The aggregate fair value of the RSU awards granted was $9.0 million and $2.7 million during the three months ended October 31, 2024 and 2023, respectively, and $59.6 million and $46.3 million during the nine months ended October

31, 2024 and 2023, respectively. This represents the fair value of the common stock on the date the service-based vesting awards were granted.
We recognized $14.0 million and $8.6 million in stock-based compensation expense related to service vesting-based RSUs during the three months ended October 31, 2024 and 2023, respectively, and $38.9 million and $24.0 million during the nine months ended October 31, 2024 and 2023, respectively. As of October 31, 2024, there was $71.6 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over a weighted-average vesting period of 1.7 years.
Performance-based and Market-based Awards
Performance-based Awards
We recognized an immaterial amount of stock-based compensation expense related to performance-based RSUs (“PSUs") during the three months ended October 31, 2024 and $1.6 million during the three months ended October 31, 2023, and $2.1 million and $4.0 million during the nine months ended October 31, 2024 and 2023, respectively. As of October 31, 2024, there were 598,002 awards outstanding and a total of $3.0 million of unrecognized compensation expense related to PSUs expected to be recognized over an average vesting period of 2.0 years.
Market-based Awards
The Company recognized a total of $0.2 million and $0.3 million in stock-based compensation expense related to market-based awards during the three months ended October 31, 2024 and 2023, respectively, and $0.6 million and $0.9 million during the nine months ended October 31, 2024 and 2023, respectively. There were 79,200 awards vested during the nine months ended October 31, 2024. As of October 31, 2024, there were 105,600 awards outstanding and a total of $0.2 million of unrecognized compensation expense related to market-based RSUs expected to be recognized over an average vesting period of 0.4 years.
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
The fair value of employee stock purchase rights for the offering period under the 2021 ESPP was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended October 31,
	2024	2023
Employee Stock Purchase Plan:
Expected term (in years)	1.1	1.0
Expected volatility	59.2%	62.9%
Risk-free interest rate	4.7%	5.3%
Dividend yield	—	—
The Company recognized stock-based compensation expense related to the ESPP of $0.6 million and $0.4 million for the three months ended October 31, 2024 and 2023, respectively, and $1.6 million and $1.0 million for the nine months ended October 31, 2024 and 2023, respectively. As of October 31, 2024, $1.9 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 0.8 years.
During the nine months ended October 31, 2024, 271,796 shares of common stock were issued under the ESPP.

Stock-Based Compensation
Stock-based compensation expense, net of amounts capitalized was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of revenue—subscription	$318	$130	$885	$559
Cost of revenue—services	104	119	354	413
Research and development	4,497	3,116	12,704	9,498
Sales and marketing	5,242	4,188	16,627	11,461
General and administrative	5,127	4,202	15,501	11,216
Restructuring	—	—	—	1
Total stock-based compensation expense	$15,288	$11,755	$46,071	$33,148
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
The Company recorded $0.7 million of income tax expense for the three months ended October 31, 2024 and an immaterial amount for the three months ended October 31, 2023, and $1.2 million and $0.8 million for the nine months ended October 31, 2024 and 2023, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the U.S., a full valuation allowance on the Company’s domestic deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained. The Company has deferred tax attributes for stock-based compensation and fixed assets in the United Kingdom, and has not recorded a valuation allowance on the deferred tax attributes as of October 31, 2024. The Company will continue to evaluate for any future developments.
12. Geographic Information
The following table depicts the disaggregation of revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
United States	$34,754	$29,796	$103,438	$82,848
International	16,874	16,017	51,106	47,100
Total	$51,628	$45,813	$154,544	$129,948
No individual foreign country contributed 10% or more of total revenue for the three and nine months ended October 31, 2024 and 2023.
As of October 31, 2024 and January 31, 2024, the majority of the Company’s long-lived assets, including operating lease right-of-use assets, were located in the United States.

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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Numerator
Net loss	$(18,152)	$(16,255)	$(59,042)	$(58,781)
Denominator
Weighted-average shares used in computing net loss per share, basic and diluted	51,831	47,586	50,821	46,724
Net loss per share, basic and diluted	$(0.35)	$(0.34)	$(1.16)	$(1.26)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of October 31,
	2024	2023
Stock options	5,048	6,478
RSUs	4,522	5,438
Employee stock purchase rights under the ESPP	174	163
Common stock warrants	105	105
Total	9,849	12,184

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
We have achieved significant growth over our operating history. For the nine months ended October 31, 2024 and 2023, our revenue was $154.5 million and $129.9 million, respectively, representing period-over-period growth rate of 19%. As of October 31, 2024 and 2023, our annual recurring revenue (“ARR”) was $220.3 million and $188.7 million, respectively, representing period-over-period growth of 17%. For the nine months ended October 31, 2024 and 2023, our net loss was $59.0 million and $58.8 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.
Our Business Model
We generate the substantial majority of our revenue from sales of subscriptions, which accounted for 96% and 95% of our total revenue for the nine months ended October 31, 2024 and 2023, respectively. We derive a substantial majority of our subscription revenue from the Enterprise Edition of Couchbase Server and Couchbase Mobile. Couchbase Server is generally licensed per node, which we define as an instance of Couchbase running on a server. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 8am-6pm local time support, 5 days a week. These response times are for incidents of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3 incidents, which are less severe, are longer.
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
We also generate revenue from services, which represented 4% and 5% of our total revenue for the nine months ended October 31, 2024 and 2023, respectively. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.
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

We complement our “sell-to” go-to-market motion with a “buy-from” go-to-market motion, which is focused on targeting the application developer community to drive adoption of our platform. To accomplish this, we have and plan to continue to invest in Couchbase Capella. We also offer free Community Editions of some of our products, which are free trials of our Enterprise Edition of Couchbase Server and Couchbase Capella products to further accelerate application developer adoption. We believe these offerings lead to future purchases of our paid products. While our Community Edition includes the core functionality of Couchbase Server, it is not suited for mission-critical deployments, as it offers only limited functionality around the scaled performance and security that enterprises require and no direct customer support from Couchbase.
We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. A significant portion of our revenue in the nine months ended October 31, 2024 and 2023 was attributable to our partner ecosystem.
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
As of October 31, 2024, ARR for Couchbase Capella products was approximately $33.2 million.

	As of October 31,
	2024	2023

	(in millions)
ARR	$220.3	$188.7
Customers
We calculate our total number of customers, which also includes customers of Couchbase Capella, at the end of each period. Each customer account that has, or that is contractually identified by a partner in, an active subscription contract with us or with which we are negotiating a renewal contract at the end of a given period is included in the calculation of total customer count, and the Couchbase Capella customer count includes customers who have a subscription of Couchbase Capella. Beginning in fiscal 2025, customers who used our products through an on-demand arrangement are included in the calculation of total customer count. The reason for this change is to align with our revised ARR methodology. As of October 31, 2024, we had 300 Couchbase Capella customers. Each party with which we enter into a subscription contract is considered a unique customer and, in some cases, a single organization may be counted as more than one customer. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs and other market activity. We believe that our number of customers is an important indicator of the growth of our business and future revenue trends.

	As of October 31,
	2024	2023
Customers	903	715

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(dollars in thousands)
Total revenue	$51,628	$45,813	$154,544	$129,948
Gross profit	$45,072	$40,702	$135,843	$113,006
Add: Stock-based compensation expense	422	249	1,239	972
Add: Employer taxes on employee stock transactions	22	55	120	86
Non-GAAP gross profit	$45,516	$41,006	$137,202	$114,064
Gross margin	87.3%	88.8%	87.9%	87.0%
Non-GAAP gross margin	88.2%	89.5%	88.8%	87.8%

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(dollars in thousands)
Total revenue	$51,628	$45,813	$154,544	$129,948
Loss from operations	$(19,234)	$(17,542)	$(62,822)	$(61,944)
Add: Stock-based compensation expense	15,288	11,755	46,071	33,147
Add: Employer taxes on employee stock transactions	467	757	2,474	1,557
Add: Restructuring(1)	—	—	—	46
Non-GAAP operating loss	$(3,479)	$(5,030)	$(14,277)	$(27,194)
Operating margin	(37)%	(38)%	(41)%	(48)%
Non-GAAP operating margin	(7)%	(11)%	(9)%	(21)%
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(in thousands, except per share data)
Net loss	$(18,152)	$(16,255)	$(59,042)	$(58,781)
Add: Stock-based compensation expense	15,288	11,755	46,071	33,147
Add: Employer taxes on employee stock transactions	467	757	2,474	1,557
Add: Restructuring(1)	—	—	—	46
Non-GAAP net loss	$(2,397)	$(3,743)	$(10,497)	$(24,031)
GAAP net loss per share	$(0.35)	$(0.34)	$(1.16)	$(1.26)
Non-GAAP net loss per share	$(0.05)	$(0.08)	$(0.21)	$(0.51)
Weighted average shares outstanding, basic and diluted	51,831	47,586	50,821	46,724
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	( in thousands)
Net cash used in operating activities	$(16,895)	$(12,743)	$(20,186)	$(20,443)
Less: Additions to property and equipment	(583)	(1,066)	(2,645)	(3,425)
Free cash flow	$(17,478)	$(13,809)	$(22,831)	$(23,868)
Net cash (used in) provided by investing activities	$(15,392)	$14,647	$2,885	$18,093
Net cash provided by financing activities	$2,835	$3,856	$8,766	$9,353
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
Restructuring
Restructuring expenses primarily consist of efforts we have undertaken to improve operational efficiency. Restructuring activities include employee severance and related costs and stock-based compensation expense from modifications of vested awards granted to certain employees impacted by our restructuring plan, which was completed during fiscal 2024.
Interest Expense
Interest expense consists primarily of unused Credit Facility fees.
Other Income, Net
Other income, net consists primarily of foreign currency gains and losses related to the impact of transactions denominated in a foreign currency and interest income.

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
Results of Operations
The following table sets forth our condensed consolidated statements of operations for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
License	$4,343	$4,577	$16,444	$14,318
Support and other	44,955	39,420	131,185	109,175
Total subscription revenue	49,298	43,997	147,629	123,493
Services	2,330	1,816	6,915	6,455
Total revenue	51,628	45,813	154,544	129,948
Cost of revenue:
Subscription(1)	4,866	3,549	13,278	11,067
Services(1)	1,690	1,562	5,423	5,875
Total cost of revenue	6,556	5,111	18,701	16,942
Gross profit	45,072	40,702	135,843	113,006
Operating expenses:
Research and development(1)	17,486	15,903	52,703	47,578
Sales and marketing(1)	34,196	31,602	108,119	96,503
General and administrative(1)	12,624	10,739	37,843	30,823
Restructuring(1)	—	—	—	46
Total operating expenses	64,306	58,244	198,665	174,950
Loss from operations	(19,234)	(17,542)	(62,822)	(61,944)
Interest expense	(17)	—	(46)	(43)
Other income, net	1,790	1,298	5,062	3,986
Loss before income taxes	(17,461)	(16,244)	(57,806)	(58,001)
Provision for income taxes	691	11	1,236	780
Net loss	$(18,152)	$(16,255)	$(59,042)	$(58,781)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue—subscription	$318	$130	$885	$559
Cost of revenue—services	104	119	354	413
Research and development	4,497	3,116	12,704	9,498
Sales and marketing	5,242	4,188	16,627	11,461
General and administrative	5,127	4,202	15,501	11,216
Restructuring	—	—	—	1
Total stock-based compensation expense	$15,288	$11,755	$46,071	$33,148
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
License	8%	10%	11%	11%
Support and other	87	86	85	84
Total subscription revenue	95	96	96	95
Services	5	4	4	5
Total revenue	100	100	100	100
Cost of revenue:
Subscription	9	8	9	9
Services	3	3	4	5
Total cost of revenue	13	11	12	13
Gross profit	87	89	88	87
Operating expenses:
Research and development	34	35	34	37
Sales and marketing	66	69	70	74
General and administrative	24	23	24	24
Restructuring	—	*	—	*
Total operating expenses	125	127	129	135
Loss from operations	(37)	(38)	(41)	(48)
Interest expense	*	*	*	*
Other income, net	3	3	3	3
Loss before income taxes	(34)	(35)	(37)	(45)
Provision for income taxes	1	*	1	1
Net loss	(35)%	(35)%	(38)%	(45)%
*   Represents less than 1%
Note: Certain figures may not sum due to rounding.

Comparison of Three and Nine Months Ended October 31, 2024 and 2023
Revenue

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Revenue
License	$4,343	$4,577	$(234)	(5)%	$16,444	$14,318	$2,126	15%
Support and other	44,955	39,420	5,535	14%	131,185	109,175	22,010	20%
Total subscription revenue	49,298	43,997	5,301	12%	147,629	123,493	24,136	20%
Services	2,330	1,816	514	28%	6,915	6,455	460	7%
Total revenue	$51,628	$45,813	$5,815	13%	$154,544	$129,948	$24,596	19%
Subscription revenue increased by $5.3 million, or 12%, during the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The increase in subscription revenue was primarily driven by growth in revenue from existing customers. Approximately 92% of the increase in revenue was attributable to growth from existing customers. The remaining increase was attributable to new customers as we increased our customer base from 715 customers as of October 31, 2023 to 903 customers as of October 31, 2024.
Subscription revenue increased by $24.1 million, or 20%, during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. Approximately 97% of the increase in revenue was attributable to growth from existing customers.
Services revenue increased by $0.5 million, or 28%, during the three months ended October 31, 2024 compared to the three months ended October 31, 2023 primarily due to an increase in delivery of professional service hours.
Services revenue increased by $0.5 million, or 7%, during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023 primarily due to an increase in delivery of professional service hours.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	$4,866	$3,549	$1,317	37%	$13,278	$11,067	$2,211	20%
Services	1,690	1,562	128	8%	5,423	5,875	(452)	(8)%
Total cost of revenue	$6,556	$5,111	$1,445	28%	$18,701	$16,942	$1,759	10%
Gross profit	$45,072	$40,702			$135,843	$113,006
Gross margin	87.3%	88.8%			87.9%	87.0%
Headcount (at period end)	64	66			64	66
Cost of subscription revenue increased by $1.3 million, or 37%, during the three months ended October 31, 2024 compared to the three months ended October 31, 2023. This change was primarily due to an increase of $1.1 million related to the computing infrastructure costs associated with increasing usage from Couchbase Capella.
Cost of subscription revenue increased by $2.2 million, or 20%, during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. This change was primarily due to an increase of $1.6 million related to the computing infrastructure costs associated with Couchbase Capella and an increase of $0.7 million in personnel-related costs, including higher stock-based compensation expense related to our RSUs.
Cost of services revenue increased by an immaterial during the three months ended October 31, 2024 compared to the three months ended October 31, 2023.

Cost of services revenue decreased by $0.5 million, or 8%, during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. This change was primarily due to a decrease of $0.9 million in personnel-related costs due to lower headcount, partially offset by contracted third-party professional services.
Gross margin decreased during the three months ended October 31, 2024 compared to the three months ended October 31, 2023 primarily due to changes in the mix of subscription and service revenue, including higher costs associated with the growth of our database-as-a-service offering.
Gross margin increased during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023 primarily due to changes in the mix of subscription and services revenue.
Research and Development

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Research and development	$17,486	$15,903	$1,583	10%	$52,703	$47,578	$5,125	11%
Percentage of revenue	34%	35%			34%	37%
Headcount (at period end)	300	293			300	293
Research and development increased by $1.6 million, or 10%, during the three months ended October 31, 2024 compared to the three months ended October 31, 2023. This change was primarily due to an increase of $2.3 million in personnel-related costs driven by headcount growth and higher stock-based compensation related to our RSUs, partially offset by reduced expense from decreased use of software and subscription related services.
Research and development increased by $5.1 million, or 11%, during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. This change was primarily due to an increase of $6.6 million in personnel-related costs driven by headcount growth and higher stock-based compensation related to our RSUs, partially offset by reduced expense from decreased use of software and subscription related services.
Sales and Marketing

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$34,196	$31,602	$2,594	8%	$108,119	$96,503	$11,616	12%
Percentage of revenue	66%	69%			70%	74%
Headcount (at period end)	361	351			361	351
Sales and marketing increased by $2.6 million, or 8%, during the three months ended October 31, 2024 compared to the three months ended October 31, 2023. This increase was primarily due to an increase of $3.0 million in personnel-related costs driven by headcount growth and higher stock-based compensation related to our RSUs.
Sales and marketing increased by $11.6 million, or 12%, during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. This increase was primarily due to an increase of $11.0 million in personnel-related costs, driven by headcount growth and higher stock-based compensation related to our RSUs and an increase of $0.5 million in third-party professional services.
General and Administrative

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
General and administrative	$12,624	$10,739	$1,885	18%	$37,843	$30,823	$7,020	23%
Percentage of revenue	24%	23%			24%	24%
Headcount (at period end)	84	69			84	69

General and administrative increased by $1.9 million, or 18%, during the three months ended October 31, 2024 compared to the three months ended October 31, 2023. This increase was primarily due to an increase of $1.3 million in personnel-related costs driven by headcount growth and higher stock-based compensation related to our RSUs and $0.5 million in professional services.
General and administrative increased by $7.0 million, or 23%, during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. This increase was primarily due to an increase of $6.3 million in personnel-related costs driven by headcount growth and higher stock-based compensation related to our RSUs.

Interest Expense

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Interest expense	$(17)	$—	$(17)	100%	$(46)	$(43)	$(3)	7%
The changes in interest expense during the three and nine months ended October 31, 2024 and 2023 were not material.
Other Income, Net

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Other income, net	$1,790	$1,298	$492	38%	$5,062	$3,986	$1,076	27%
Other income, net fluctuated by $0.5 million during the three months ended October 31, 2024 compared to the three months ended October 31, 2023 primarily due to a decrease in foreign currency losses due to fluctuations in exchange rates.
Other income, net fluctuated by $1.1 million during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023 primarily due to higher yields on securities and a decrease in foreign currency losses due to fluctuations in exchange rates.
Provision for Income Taxes

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(17,461)	$(16,244)	$(1,217)	7%	$(57,806)	$(58,001)	$195	—%
Provision for income taxes	691	11	$680	6182%	1,236	780	$456	58%
Effective tax rate	(4.0)%	(0.1)%			(2.1)%	(1.3)%
The change in provision for income taxes for the three months ended October 31, 2024 compared with the same period last year was primarily driven by the increase in withholding taxes and foreign excess tax benefits related to stock-based compensation expense. The change in provision for income taxes for the nine months ended October 31, 2024 compared with the same period last year was primarily driven by the mix of income in foreign jurisdictions.
Liquidity and Capital Resources
We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our IPO with net proceeds totaling $214.9 million. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2023 and 2024 and the nine months ended October 31, 2024. As of October 31, 2024, we had an accumulated deficit of $549.7 million.
As of October 31, 2024, we had $141.9 million in cash, cash equivalents and short-term investments. We maintain our cash and cash equivalents, restricted cash and short-term investments with high-quality financial institutions. For more information, see "Concentration of Credit Risk" in Note 2 of our notes to the condensed consolidated financial statements. We believe our existing cash, cash equivalents and short-term investments, our total available borrowing capacity under the Credit Facility with MUFG Bank, Ltd., which is described in Note 7 of our notes to the condensed consolidated financial statements, and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and cash expenditures for at least the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future capital requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.
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
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2024, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $211.3 million. We expect to recognize revenue of $128.7 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.

Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2024	2023

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(20,186)	$(20,443)
Investing activities	$2,885	$18,093
Financing activities	$8,766	$9,353
Operating Activities
Cash used in operating activities for the nine months ended October 31, 2024 of $20.2 million primarily consisted of our net loss of $59.0 million, adjusted for non-cash charges of $61.0 million and net cash outflows of $22.1 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities include a $16.2 million decrease in accounts receivable related to collections and timing of billings offset by a $15.7 million decrease in deferred revenue due to timing of billings, a $13.6 million increase in deferred commissions related to increased sales during the period, a $5.8 million decrease in accrued compensation primarily due to timing of bonus and commissions payments, and a $2.5 million decrease in lease liabilities driven by payments for operating leases.
Cash used in operating activities for the nine months ended October 31, 2023 of $20.4 million primarily consisted of our net loss of $58.8 million, adjusted for non-cash charges of $49.3 million and net cash outflows of $11.0 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities include a $9.1 million decrease in accounts receivable related to timing of billings and collections, a $1.7 million increase in accounts payable due to timing of payments, and a $0.8 million decrease in prepaid expenses. These changes were partially offset by a $13.9 million increase in deferred commissions related to increased sales during the period, a $3.5 million decrease in accrued compensation primarily due to timing of bonus and commission payments, a $3.0 million decrease in accrued expenses and other liabilities due to the timing of accruals and payments, and a $2.6 million decrease in lease liabilities driven by monthly rental payments for operating leases.

Investing Activities
Cash provided by investing activities for the nine months ended October 31, 2024 of $2.9 million consisted of maturities of short-term investments net of purchases of $5.5 million and additions to property and equipment of approximately $2.6 million.
Cash provided by investing activities for the nine months ended October 31, 2023 of $18.1 million consisted of maturities of short-term investments net of purchases of $21.5 million and additions to property and equipment of $3.4 million.
Financing Activities
Cash provided by financing activities for the nine months ended October 31, 2024 of $8.8 million was primarily due to $5.3 million in proceeds from the issuance of common stock upon exercises of stock options, and $3.5 million in proceeds from the issuance of common stock under our Employee Stock Purchase Plan ("ESPP").
Cash provided by financing activities for the nine months ended October 31, 2023 of $9.4 million was primarily due to $7.4 million in proceeds from the issuance of common stock upon exercises of stock options, and $2.0 million in proceeds from the issuance of common stock under our ESPP.
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
For further information on our commitments and contingencies, refer to Note 9 in our unaudited condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended January 31, 2024, except for our One Santana Lease, as mentioned in Note 8. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, which was filed with the SEC on March 26, 2024, for additional information regarding our contractual obligations.
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
Interest Rate Risk
Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, U.S. government treasury securities, commercial paper, U.S. government agency securities, corporate debt securities, and asset-backed securities. As of October 31, 2024, we had cash and cash equivalents of $33.0 million and short-term investments of $108.9 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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
As of October 31, 2024, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our results of operations and cash flows.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception, and we expect to continue to incur net losses in the future. We incurred net losses of $80.2 million, $68.5 million, $59.0 million and $58.8 million for fiscal 2024, fiscal 2023 and the nine months ended October 31, 2024 and 2023, respectively. As of October 31, 2024, we had an accumulated deficit of $549.7 million. We intend to continue investing significant resources to further develop our platform, and expand our sales, marketing, operations and infrastructure, both domestically and internationally. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.
We may not continue to grow on pace with historical rates.
Our historical revenue, revenue growth, key business metrics or key business metrics growth should not be considered indicative of our future performance. Our revenue was $180.0 million, $154.8 million, $154.5 million and $129.9 million for fiscal 2024, fiscal 2023 and the nine months ended October 31, 2024 and 2023, respectively. Our revenue growth rate has fluctuated in prior periods, and we expect our revenue growth rate to continue to fluctuate. Our revenue growth rate may be impacted by a number of factors, including slowing adoption of or demand for our products and services, increasing competition, decreasing growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others.

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
Our future results of operations and key business metrics fluctuate significantly, and if we fail to meet the expectations of analysts or investors, the market price of our common stock and the value of your investment could decline substantially.
Our results of operations and key business metrics fluctuate from period to period as a result of a number of factors, many of which are outside of our control and are difficult to predict, including:
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
Subscription revenue accounts for a significant portion of our revenue, comprising 96% and 95% of total revenue for the nine months ended October 31, 2024 and 2023, respectively.
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
•general economic and political conditions in these foreign markets, including inflation and interest rate concerns, political and economic instability in some countries, such as the ongoing conflicts in Ukraine and the Middle East, and any related political or economic response and counter responses or otherwise by various global actors or general effect on the global economy;
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
Prolonged economic uncertainties or downturns have in the past and could in the future adversely affect our business, financial condition and results of operations and key business metrics. Negative conditions in the general economy in either the U.S. or abroad, including inflation and interest rate concerns, conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty including changes in tariffs, sanctions, international treaties and other trade restrictions, the occurrence of a natural disaster, global public health crisis or armed conflicts, could continue to cause a decrease in corporate spending on IT offerings in general and negatively affect the growth of our business. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry or geography.
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado or flood, or a significant power outage or telecommunications failure, could disrupt our operations, mobile networks, the internet or the operations of our third-party service and technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and wildfires. In addition, any unforeseen public health crises, political crises, such as terrorist attacks, war and other political instability or other catastrophic events, whether in the U.S. or abroad, including the ongoing conflicts in Ukraine and the Middle East and any related political or economic response and counter responses or otherwise by various global actors or general effect on the global economy, can continue to adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our products and services or a delay in the provision of our products and services or could negatively impact consumer and business spending in the impacted regions or globally depending on the severity, any of which would adversely affect our business, financial condition and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate.

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
We collect, use, store and transmit or otherwise process data as part of our business operations, including personal data in and across multiple jurisdictions. We also use third-party service providers to collect, use, store, transmit, maintain and otherwise process such information. Increasingly, threats from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service, application programming interface attacks or other attacks, employee theft or misuse and general hacking have become more prevalent in our industry and our customers’ industries. Any of these security incidents could result in unauthorized access or damage to, or disablement, encryption, use, disclosure, modification, destruction, loss or other processing of, our data or customer data (including personal data), software or systems or disrupt our ability to provide our products and services. Actual or perceived security incidents interrupt our operations, harm our reputation and brand, result in significant remediation and cybersecurity protection costs (including deploying additional personnel and modifying or enhancing our protection technologies and investigating and remediating any information security vulnerabilities), result in lost revenue, lead to regulatory investigations and orders, litigation, disputes, indemnity obligations, damages for breach of contract, penalties for violations of law or regulation and other legal risks, increase our insurance premiums, result in other financial exposure, lead to loss of customer confidence in us or decreased use of our products and services and otherwise adversely affect our reputation, competitiveness, business, financial condition and results of operations.
We have taken steps to protect the data on our systems and offerings, but our security measures or those of our customers or third-party service providers could be insufficient and breached as a result of third-party action, employee or user errors, technological limitations, defects or vulnerabilities in our systems or offerings or those of our third-party service providers, malfeasance, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from failure in technological resources, failure to comply with policies or otherwise. We have experienced and may continue to experience security incidents and attacks of varying types and degrees, including instances where our third-party providers have been impacted by a supply-chain attack and instances where there has been exposure and unauthorized use of credentials of our personnel. In addition, we have identified and been required to remediate or mitigate vulnerabilities in our code and in third-party code. We could be impacted by these and other security incidents and vulnerabilities in the future, and our internal controls and operations regarding security may not be effective in eliminating the risk of compromise of our systems, data and software. Additionally, with our employees and many employees of our third-party service providers working remotely, we are exposed to increased risks of security breaches or incidents. For example, we have seen an increase in phishing attempts and spam emails over time and it is possible this trend will continue. Also, in connection with geopolitical events and conflicts such as the ongoing conflicts in Ukraine and the Middle East, we and our third-party service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches or incidents.
There can be no assurance that any security measures that we or our customers or third-party service providers have implemented will be effective against current or future security threats. We have developed systems and processes to protect the integrity, confidentiality, availability and security of our systems, data and software, but our security measures or those of our customers or third-party service providers could fail and result in unauthorized access or damage to, or disablement, encryption, use, disclosure, modification, destruction or loss of, such systems, data and software. Through contractual provisions and third-party risk management processes, we take steps to require that our third-party providers and their subcontractors protect our data, but we cannot ensure the security measures they take will be sufficient to protect our data. A vulnerability in a third-party provider’s or a customer’s software or systems, a failure of our customers’ or third-party providers’ safeguards, policies or procedures or a breach or incident of or impacting a customer’s or third-party provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our offerings or systems, or our customers’ data. Further, security breach techniques are varied and continue to evolve, including through the use of AI to launch more automated, targeted, sophisticated and coordinated attacks, and these attacks may not be detected until after an incident has occurred. We may be unable to implement adequate preventative measures, anticipate, prevent or detect attempted security breaches or other security incidents or react in a timely manner.

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
If we are not able to comply with or are perceived to not comply with U.S. and foreign laws, rules, regulations, industry standards, contractual obligations and other requirements relating to data protection, information security and privacy, our business, financial condition and results of operations could be harmed.
We are subject to a variety of federal, state, local and international laws, rules and regulations, as well as industry standards, internal and external privacy policies and contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, storage and other processing of personal information and other data. The regulatory framework governing these matters worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future, and it is possible that these or other actual or asserted obligations may be interpreted and applied in manners inconsistent between jurisdictions and in conflict with other rules or our practices. Any actual or perceived failure by us, our suppliers or other third parties with whom we do business to comply with laws, regulations, contractual obligations, or other actual or asserted obligations could result in proceedings against us by governmental entities or others. In many jurisdictions, including the U.S., enforcement actions and consequences for noncompliance are rising. Further, we have received and may in the future receive assertions of noncompliance by private actors. Such assertions may result in fines, investigations or settlement costs. In addition, security advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these standards even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the United Kingdom (“UK”), Switzerland and the EU. The EU has adopted the General Data Protection Regulation (“GDPR”), which went into effect in May 2018, and together with national legislation, regulations and guidelines of the EU member states, contains numerous requirements relating to the processing of personal data of EU data subjects, including the increased jurisdictional reach of the European Commission (“EC”) and more robust compliance obligations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data. The GDPR also introduced numerous data processing and notification requirements and increased fines. In particular, under the GDPR fines of up to 20 million euros or 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects.

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

Numerous other states have enacted privacy laws that have gone or will go into effect in the near future. While these new privacy laws may share similarities with each other, as well as with the CPRA and CCPA, they differ in many ways and we must comply with each if our operations fall within their scopes. Similar laws have been proposed in other states and at the federal level, and certain states have enacted other privacy-focused legislation such as Washington’s enactment of the My Health, My Data Act, which provides for a private right of action. All of these developments reflect a trend toward more stringent privacy legislation in the U.S. We expect that this increase in legislation and regulatory scrutiny will continue to add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.
Additionally, in connection with Couchbase Capella, we may receive higher volumes of data, including sensitive and regulated data, which may require us to comply with additional legal or regulatory requirements. For example, we may store and process protected health information on behalf of our customers, which may subject us to a number of data protection, security and privacy requirements under our contracts and under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other laws and regulations. We have signed business associate agreements with certain of our customers, subjecting us to provisions of HIPAA applicable to business associates, as well as additional contractual requirements. Certain obligations under HIPAA also apply to us directly as a business associate. We may also be subject to additional data protection, security and privacy requirements relating to cardholder data, including the Payment Card Industry Data Security Standard. Increased customer adoption of Couchbase Capella may result in further increases in such requirements. If we are, or are perceived to be, unable to maintain the privacy and security of such sensitive and regulated data, we could be subject to claims and demands by private parties, investigations and other proceedings by regulatory authorities, and significant fines, civil and criminal penalties and other liabilities.
We also expect laws, regulations, industry standards and other obligations worldwide relating to privacy, data protection and cybersecurity to continue to evolve, with new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. For example, the Network and Information Security Directive II (“NIS2”), adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the EU. It expands the 2016 NIS Directive’s scope while enforcing stricter governance and accountability requirements. NIS2 requires all EU member states to issue implementing legislation by October 2024, but some EU member states have not finalized their respective legislation and guidance. Additionally, the Digital Operational Resiliency Act (“DORA”), effective in January 2025, establishes a universal framework for managing and mitigating information and communication technology risk that will apply to entities in the financial sector and certain third-party service providers.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On October 3, 2024 during our last fiscal quarter, Matt Cain, our Chair, President, Chief Executive Officer and officer as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale from time to time of an aggregate of up to 436,832 shares of our common stock, the actual amount of which may be less based on tax withholding. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.
On September 28, 2024 during our last fiscal quarter, Greg Henry, our SVP, Chief Financial Officer and officer as defined in Rule 16a-1(f), and the Henry Family Trust, of which Mr. Henry serves as the trustee, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale from time to time of an aggregate of up to 220,614 shares of our common stock, the actual amount of which may be less based on tax withholding. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.
On September 17, 2024 during our last fiscal quarter, Margaret Chow, SVP, Chief Legal Officer and officer as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale from time to time of an aggregate of up to 326,973 shares of our common stock, the actual amount of which may be less based on tax withholding. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.
On September 30, 2024 during our last fiscal quarter, Huw Owen, SVP, Chief Revenue Officer and officer as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale from time to time of an aggregate of up to 279,042 shares of our common stock, the actual amount of which may be less based on tax withholding. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.
On October 1, 2024 during our last fiscal quarter, Lynn Christensen, a member of our board of directors, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408. The trading arrangement provides for the sale from time to time of an aggregate of up to 52,100 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2024, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*	Change in Control and Severance Policy and related form agreements.					X
10.2+#	Office Lease Agreement by and between the registrant and SR WINCHESTER, LLC, dated as of August 1, 2024	10-Q	001-40601	10.2	September 5, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101) - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.					X
______________________

*	Indicates management contract or compensatory plan.
+	Certain portions of the Office Lease Agreement have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
#
The schedules to the Office Lease Agreement have been omitted from the filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

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

Date: December 4, 2024

	By:	/s/ MATTHEW M. CAIN
Matthew M. Cain
Chair, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GREG HENRY
Greg Henry
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ BILL CAREY
Bill Carey
Vice President and Chief Accounting Officer
(Principal Accounting Officer)