Form 10-K
period 2025-01-31
Couchbase, Inc.
filed 2025-03-25
CIK 1845022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant on July 31, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $19.19 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $873.9 million. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 53,100,012 shares of common stock as of February 28, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2025 annual meeting of stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2025.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future plans or events, management’s expectations and opinions or our future financial or operating performance, intentions, designs, expectations or objectives. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “forecast,” “contemplate,” “believe,” “estimate,” “predict,” “seek,” “pursue,” “potential,” “ready,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our expectations regarding:
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
•our expectations regarding the effects of existing and developing laws, rules, regulations and other legal obligations, including with respect to taxation and privacy and security;
•our ability to manage risk associated with our business;
•our expectations regarding new and evolving markets, as well as the impact of artificial intelligence (“AI”) in business, including development of Capella iQ, our generative AI-powered developer’s coding assistant built into Couchbase Capella;
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
•Use of artificial intelligence (“AI”), including in our products and services, combined with an evolving regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business.
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
•Because of the rights accorded to third parties under open-source licenses, there may be fewer technology barriers to entry in the markets in which we compete and it may be relatively easy for new and existing competitors, some of whom may have greater resources than we have, to compete with us.
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
•The concentration of our outstanding common stock will limit your ability to influence the outcome of important transactions, including a change in control.

Part I
Item 1. Business
Overview
Couchbase is the developer data platform for critical applications in our AI world. Our mission is to inspire and empower developers and architects as they build, deploy and run critical applications and AI agents spanning from the cloud to the edge and everywhere in between. As enterprises accelerate their adoption of AI-driven applications, they require a high-performance, scalable, and cost-efficient data platform that can support transactional applications, high user concurrency, real-time decision-making, automation, mobile use cases, edge, and seamless AI integration. Couchbase provides a unified, AI-ready solution on a single purpose-built platform designed to power the next generation of intelligent applications across cloud, on-premises, and edge environments.
The demand for AI-driven applications is driving exponential growth in enterprise data, requiring faster, more flexible, cost-effective, and intelligent data platforms. Businesses face increasing pressure to process real-time AI reasoning at scale, eliminate data silos to improve large language model accuracy, capture transcripts of AI conversations for oversight and validation, minimize operational costs, and deliver seamless useful experiences with low latency, via agentic applications.
Traditional relational databases, originally built for structured, batch-oriented workloads, struggle to adapt to AI-driven use cases and have now reached fundamental architectural and scaling limitations. Meanwhile, first-generation NoSQL databases lack enterprise-grade consistency, real-time analytics, and built-in AI capabilities—forcing businesses to rely on complex, inefficient, and expensive multi-database architectures. This underscores the need for an inherently AI-native and unified data platform.
Couchbase bridges this gap by delivering a high-performance, AI-ready unified data platform that combines the best of relational and NoSQL databases, offering a JSON-based foundation, SQL familiarity, ACID transactions, and scalable distributed architecture. Couchbase enables enterprises to integrate AI-driven applications natively within their operational and analytical workflows with built-in capabilities such as coding assistance, vector storage and search, and, once generally available, unstructured data preparation, auto-vectorization, AI model hosting and access via the Capella Model Service and reuse, management and oversight using the agent catalog. By eliminating the need for external AI extensions and reducing data fragmentation, Couchbase helps enterprises scale real-time, AI-driven applications efficiently.
As AI-driven applications become a competitive differentiator, enterprises are turning to Couchbase to accelerate time-to-market, reduce infrastructure complexity, improve AI prompt specificity and context, capture agentic transcripts and artifacts, and ensure seamless scalability from real-time AI inference to high-throughput operational workloads. Unlike legacy databases that struggle with AI scalability or NoSQL solutions that require external AI add-ons, Couchbase provides an AI-ready platform that balances performance, flexibility, and cost efficiency while ensuring enterprise-grade reliability.
With enterprises rapidly modernizing their AI and cloud strategies, Couchbase is focused on becoming a premier AI-enabling database platform due to its schema flexibility and native JSON support, which is an ideal format for handling the diversity of AI’s text-based interactions. As a leader in high-performance, distributed data platforms, Couchbase continues to drive strong customer adoption across industries including finance, healthcare, retail, and technology, expand in the AI-driven enterprise data market, and innovate in AI-enhanced database services that improve scalability, intelligence, and developer efficiency.
As AI reshapes enterprise technology, developers face the critical challenge of efficiently managing AI’s conversational context memory across increasingly complex AI workloads. Couchbase addresses this challenge, seamlessly integrating caching, transactional, analytical, and mobile data within a single unified platform—making it an industry-leading contextual memory store purpose-built for AI. With Couchbase, organizations can confidently build intelligent, real-time applications and agents, allowing their AI workloads to achieve exceptional performance and scale today, and remaining reliable for tomorrow.
Our Solution
Couchbase is the developer data platform for critical applications in our AI world. Our platform unifies operational, analytical, mobile, and AI workloads into a high-performance, scalable, and flexible solution designed to power mission-critical applications across cloud, on-premises, and edge environments.
Our platform is architected with a long-term vision to serve rapidly evolving needs of the most demanding enterprises. As digital transformation and AI reshape enterprise technology, the demand for intelligent, real-time applications and AI-powered agents continues to grow. Couchbase empowers enterprise architects and developers to build and scale these applications flexibly and cost-effectively—across cloud, on-premises, and edge environments, both online and offline.
With its differentiated architecture, Couchbase unifies transactional processing, real-time analytics, mobile and edge computing, and AI workloads into a single, distributed platform designed for structured, semi-structured, and unstructured data. Our built-in capabilities—including vector search, Capella iQ for developer productivity, and, once generally available, auto-vectorization for intelligent indexing, and the Capella Model Service—enable enterprises to seamlessly integrate AI-driven insights directly within their operational applications without relying on fragmented third-party solutions.
As enterprises race to modernize their applications, they face an unprecedented surge in the volume, velocity, and variety of data generated by real-time AI inference, agent-based applications, and generative AI workloads. Couchbase enables organizations to confidently manage and leverage this diverse data at massive scale, delivering exceptional performance, seamless scalability, and cost-efficiency for mission-critical applications. This positions Couchbase as an ideal strategic partner for enterprises seeking to accelerate AI-driven innovation today and well into the future.
Key Customer Benefits
Couchbase is a developer data platform for critical applications in our AI world, enabling enterprises to build and scale high-performance, mission-critical applications with exceptional speed, flexibility, and cost efficiency. Designed for real-time workloads, Couchbase provides the scalability and intelligence required to power modern applications across cloud, on-premises, and edge environments.
•Demonstrated Performance & Reliability. Couchbase delivers tens of millions of operations per second with microsecond response times, ensuring seamless experiences for real-time applications. Our memory-first architecture, distributed clustering, and automatic data replication provide continuous availability and fault tolerance across multi-cloud and hybrid environments. Unlike traditional databases that degrade as workloads grow, Couchbase scales predictably while maintaining high performance under peak demand.
•Flexible & Developer-First. Couchbase offers a flexible, developer-friendly platform built on a JSON-first architecture, providing schema flexibility that allows enterprises to adapt applications without downtime. Developers can rapidly build, iterate, and deploy using familiar tools such as SQL++ (SQL for JSON), and our Capella iQ AI-powered coding assistant further accelerates development. Couchbase integrates seamlessly into CI/CD pipelines to support modern agile and DevOps workflows. We provide SDKs for a wide range of programming languages, including Java, .NET, Node.js, Python, Go, C, C++, PHP, Ruby, Scala, and Kotlin, ensuring that developers can work in their preferred environments. Additionally, Couchbase Lite extends our capabilities to mobile platforms, supporting Android, iOS, C, .NET, Java, JavaScript, and Flutter, enabling consistent and reliable data management across devices.
•Cost-Efficient & Scalable. Couchbase’s multi-dimensional scaling allows customers to scale compute and storage independently, reducing infrastructure costs while optimizing performance. Our high-data-density storage engine maximizes resource utilization, delivering a lower total cost of ownership (TCO) compared to traditional relational and NoSQL databases. With Capella’s consumption-based pricing model, enterprises can further optimize operational expenses based on actual usage.
•AI-Ready & Future-Proof. As enterprises deploy AI-driven applications, Couchbase provides built-in capabilities such as vector search, and, once generally available, unstructured data preparation, auto-vectorization, and the Capella Model Service and the agent catalog, enabling seamless integration of AI workloads without third-party extensions. Our real-time analytics engine, powered by Capella Columnar, delivers zero-extract-transform-and-load (“EFL”) insights for immediate data-driven decision-making. Unlike fragmented legacy architectures, Couchbase unifies transactional, operational, analytical, mobile, and AI workloads into a single, seamless data platform, reducing complexity and ensuring long-term scalability.
•Seamless Global Mobility & Edge Computing. Couchbase extends data processing to resource-constrained environments, ensuring low-latency access, offline resilience, and real-time synchronization between cloud, edge, and mobile devices. With Couchbase Lite and Sync Gateway, enterprises can build highly responsive mobile applications that work seamlessly online and offline—ideal for autonomous systems, the internet of things (“IoT”), and real-time mobile applications.

By delivering superior performance, developer agility, cost efficiency, and built-in intelligence, Couchbase empowers enterprises now and in the AI world to modernize applications, optimize infrastructure, and scale mission-critical workloads.
Our Competitive Strengths
Our competitive strengths include the following:
•Empowerment for Both Enterprise Architects and Application Developers. Our platform is designed for high availability, linear scalability, and industry-leading performance at massive scale, empowering architects to confidently design critical infrastructure and enabling developers to rapidly innovate. With a flexible, JSON-first data model and versatile data access patterns, developers can quickly build sophisticated applications and AI-driven features that enhance end-user experiences.
•Seamless Expansion on a Single Platform Workload by Workload. Our platform makes it easy for enterprises to start small, solving initial application challenges, and then incrementally expand usage across the enterprise—gradually becoming the unified data platform powering their most critical workloads. This seamless expansion increases adoption, making Couchbase the foundational system of record and enabling deeper integration into our customers’ IT and operational systems.
•Enabling Flywheel Go-To-Market Motion Combining “Sell-to” and “Buy-from.” Our differentiated technology fuels a powerful dual-motion go-to-market strategy: a mature "sell-to" motion targeting enterprise architects and decision-makers, complemented by an innovative "buy-from" motion engaging application developers. This combined approach creates a self-reinforcing flywheel, accelerating market awareness, driving more efficient and impactful marketing, shortening sales cycles, and ultimately enabling faster growth in customer adoption and expansion.
•Architecture for Today and Tomorrow. Unlike relational databases relying on complex AI add-ons or NoSQL solutions limited by fragmented services, Couchbase offers a single, purpose-built, unified platform architected specifically for modern, mission-critical workloads. Our platform natively integrates transactional, analytical, mobile, and AI capabilities without the performance bottlenecks, indexing limitations, or scaling complexities associated with legacy database extensions. We deliver exceptional real-time performance, seamless horizontal scalability, native JSON processing, and advanced AI-enabling capabilities—all on one unified, future-proof data platform. This approach strategically positions Couchbase to support enterprises through every stage of their AI-driven transformation.
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
Our Growth Strategy
Key elements of our growth strategy include:
•Focus on Sustained Differentiation and Innovation for Enterprise Applications
•Couchbase Capella to Enable Easy Management and Consumption of our Sophisticated Core Platform. Couchbase Capella allows customers to get started with Couchbase quickly, easily and affordably. Couchbase Capella is a fully managed DBaaS based on our core platform that eliminates database management efforts and reduces a customer’s need to buy, deploy and manage additional databases or supporting technologies. We have invested and will continue to invest in Couchbase Capella by introducing new AI and/or enterprise capabilities, enhancing the developer experience and enabling our “buy-from” selling motion.
•Core Platform to Enable Agility and Flexibility with Performance. Our modern database for enterprise applications appeals to both software architects and application developers alike. Couchbase Server combines the best aspects of relational database technology with the flexibility of a modern database, further enhancing Couchbase’s capability as a relational offload and AI enabler. Couchbase Mobile enables developers to build modern applications, including those at the edge, that are highly available and fast to deliver great customer experiences regardless of internet connectivity. We have invested and will continue to invest to enhance our single unified platform to further eliminate the need for point solutions so customers don’t have to manage separate technologies and independent data models. For example, we plan to invest in updates to our analytics features and support for additional processing architectures.
•Build out a Strong Enterprise Go-to-Market Motion and Growing Mindshare among Application Developers
•Expand within our Customer Base. Many of our customers begin by deploying our platform for initial applications as a cache or source of truth. As these customers realize the benefits of our platform, they may choose to deploy Couchbase as a system of record for their mission-critical applications. Our platform is built for customers to consolidate multiple point solutions from caching to a document database into a single high performance, reliable, scalable and agile platform.
•Grow Our Customer Base with New Customers. Our go-to-market motion is built on a highly instrumented direct selling motion to enterprises for mission-critical applications. Our “sell-to” motion focuses on capturing the top down strategic demands of enterprises through enterprise architects. To complement the “sell to” motion, we are investing to grow our “buy-from” selling motion through application developers, who are a key constituent driving digital transformation within their companies.
•Invest in Growing Our Ecosystem. We will grow our partner ecosystem of ISVs, cloud service providers and systems integrators to extend our reach. We will also invest in growing our developer community to increase mindshare among an influential audience.
Our Products
Couchbase provides a modern, high-performance database platform designed for enterprises that require scalability, flexibility, and real-time data access. Our platform unifies transactional, operational, analytical, mobile, and AI-driven workloads, enabling organizations to build and scale mission-critical applications across cloud, on-premises, and edge environments.
Couchbase Capella
Couchbase Capella is our fully-managed, automated, and secure DBaaS that simplifies deployment and operations across cloud environments. Capella delivers enterprise-grade performance, scalability, and exceptional price-performance, enabling organizations to efficiently run AI-driven inference where data resides—whether on-premises, in the cloud, or at the edge—without relying on fragmented third-party AI solutions. With built-in data and application services, including full-text search, real-time analytics, and vector search, Capella empowers developers to rapidly create intelligent, always-on applications that scale effortlessly, eliminating the overhead of managing multiple database solutions.
Couchbase Server
Couchbase Server is a high-performance, multi-service NoSQL database that combines the best aspects of relational databases (ACID transactions, SQL++ for powerful querying) with the scalability and flexibility of NoSQL. Unlike traditional NoSQL solutions, Couchbase includes enterprise-grade consistency, real-time replication, and distributed clustering, making it an ideal solution for high-performance applications across hybrid and multi-cloud environments.
Couchbase Mobile & Edge Computing
Couchbase Mobile is a full-featured embedded NoSQL database designed for mobile and IoT applications that require always-on availability. It enables real-time data synchronization between mobile devices and backend services, ensuring seamless experiences even in offline environments.
Couchbase Edge Server
Couchbase Edge Server extends data processing to resource-constrained environments, providing low-latency access, offline resilience, and real-time synchronization. It is optimized for IoT, autonomous systems, and applications that require real-time performance in disconnected environments.
Intelligent Data Services

Our integrated approach eliminates security and privacy barriers, enabling secure, compliant, and real-time AI-driven insights and decision-making. By bringing data and AI together in a single secure environment, Capella empowers enterprises to quickly develop and deploy intelligent applications that enhance operational efficiency, customer experiences, and competitive advantage.
•Vector Search and, once generally available, Auto-Vectorization – Enable AI-driven recommendations, anomaly detection, and semantic search within operational applications.
•Capella Columnar Service – Provides zero-ETL real-time analytics for AI-driven applications without complex data transformations.
•Capella Model Service – Once generally available, allows enterprises to deploy and run AI models close to their data, improving performance and data security.
•Agent Catalog - Once generally available, serves as a centralized repository for managing tools, prompts, and audit logs, enhancing the governance, security, and efficiency of AI-driven application development. By streamlining discovery and reuse of agentic functions, this catalog ensures consistency, compliance, and accelerated developer productivity in building and optimizing AI agents.
By unifying transactional, analytical, AI, and mobile workloads into a single, high-performance platform, Couchbase empowers enterprises to build modern, intelligent applications that scale seamlessly across cloud, on-premises, and edge environments in our AI world.
Couchbase’s unique combination of caching and a persistent store can address the diverse memory requirements of agentic AI applications.
Our Technology
We have taken a long-term approach to building our platform, empowering enterprises with the most demanding requirements to confidently run their critical applications on Couchbase. A core tenant of our strategy is committing to the highest standards and building a solution underpinned by deliberate architectural decisions to build long-term sustained differentiation. In doing so, we have overcome some of the most challenging computer science problems in database technologies. We focus our innovation on not only solving modern data problems, but delivering solutions that are elegant and impactful for our customers.
Core Architecture
Couchbase is a modern database that offers integrated data access to enable enterprise architects and application developers to address the requirements of enterprise applications and to take advantage of cloud infrastructure. We have incorporated the following core design principles into our platform architecture:
Memory-First
Couchbase is architected as a shared-nothing distributed database, leveraging fast memory and network to replicate data within a cluster and across data centers to achieve data resiliency and high availability at scale. With topology-aware clients and an integrated object cache, Couchbase can achieve sub-millisecond latency, which we believe eliminates the need for a secondary in-memory product as required with other databases. The integrated object cache reduces overall system complexity for development and operations and helps reduce TCO.

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
Elastic Scalability
Couchbase is designed to leverage the elasticity of cloud infrastructure and run on a cluster of commodity servers. As nodes are added or removed from a cluster, data and its replicas are automatically redistributed across the available nodes, without any interruptions to operational workloads and any manual interventions by administrators. Automatic data partitioning reduces operational complexity relative to other NoSQL databases that require users to manually specify how to partition data based on access patterns.
With our multi-dimensional scaling (MDS) technology, administrators can control the scalability of the individual services (data, query, indexing, search, eventing and analytics) based on their workload characteristics. With MDS, infrastructure can be optimized and provisioned based on the workload, making for more efficient use of compute, storage and network resources. We believe this enables Couchbase to deliver high performance with lower total cost of ownership.
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
Single Unified Platform
We combine the best of relational databases, like distributed ACID transactions, with the flexibility and scale of a document database, allowing customers to expedite application modernization initiatives. Bridging relational data with non-relational and unstructured data in a single unified platform means customers no longer need to use disparate databases for transactions, analytics, and AI. Similar to how a smartphone provides an order of magnitude improvement in simplicity and management by consolidating a telephone, music player, GPS navigator and web browser, we set out to consolidate multiple layers and components commonly used to develop an application into an integrated platform. The core capabilities of our platform include:
Key Value
Our platform can support millions of key-value lookups with sub-millisecond latency and maintain high degrees of performance using its built-in caching features.

Query
Couchbase extends SQL, the standard query language used in the relational world, to support the JSON data model, retaining the benefits of SQL, including its high-level declarative nature, JOINS and transactional support while allowing it to handle the more complex data structures commonly found in modern web, mobile and IoT applications.
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
Our platform also integrates vector search across Couchbase Server, Capella and Couchbase Lite as of the second quarter of fiscal 2025. With vector search, our platform allows for a single query to support hybrid searches that include similarity, text, location, range, and explicit values within a single action.
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
Analytics and Capella Columnar
Couchbase Analytics service provides parallel data management capabilities within Couchbase Server, efficiently supporting hybrid operational-analytical workloads. Customers can run complex analytical queries directly on operational data without impacting application performance or needing separate analytics systems. Capella Columnar Analytics further enhances these capabilities within Couchbase Capella, offering real-time, JSON-native analytics with zero ETL—eliminating the latency and complexity of traditional analytics processes. By providing instant analytical insights on operational JSON data, Capella Columnar seamlessly unifies operational and analytical workloads, allowing enterprises to rapidly make informed, data-driven decisions directly where their data resides.
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
Uniform Programming Model
With a single connection through Couchbase Capella’s development console, application developers can access all the Couchbase services using this interface and our client software development kits, or SDKs, in language-specific APIs with uniform syntax. Unlike other NoSQL databases, applications written on a laptop against a single-node development cluster will run without any code changes when deployed on a multi-node production cluster in which the data is automatically shared.

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
Our Customers
As of January 31, 2025, we had 947 customers worldwide. Our customers range from cloud-native organizations to those who are undergoing digital transformation and range from small and medium-sized enterprises to top businesses in their respective industries and in the Fortune 100.
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
As of January 31, 2025, we had a total of 792 employees located in 23 countries, including 342 in sales and marketing, 295 in research and development, 90 in general and administrative and 65 in cost of revenue functions. We also engage contractors and consultants as needed to support our operations.
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
Employee Engagement
Our team seeks to live Our Values to Make Tomorrow Better Than Today for customers, partners, and each other. We foster this culture through a comprehensive community engagement strategy, including Couchbase Culture & Diversity Month, Couchbase Cares programs (virtual and in-office volunteer opportunities), and company donation matching program via Percent Pledge.
    To ensure continuous improvement, we gather employee feedback through regular, anonymous engagement surveys. By analyzing these results and strategically implementing changes, we're confident our engagement efforts will continue to empower us to live our values and build a stronger Couchbase community.
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
Diversity & Inclusion

Our Diversity & Inclusion team is focused on driving diversity, equity and inclusion across all practices at Couchbase, from hiring, developing and rewarding our world class team. They drive inclusion and belonging through education and connection, most recently re-launching our Employee Resource Groups (Couchbase Communities) and an inclusive leadership development program.
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
Intellectual Property
Our success depends, in part, upon our ability to protect our intellectual property rights with respect to our technology, inventions, improvements, proprietary rights and other assets through, a combination of patent applications, copyrights, registered and unregistered trademarks, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, intellectual property assignment agreements and other contractual measures. As of January 31, 2025, we owned ten issued U.S. patents, seven U.S. non-provisional patent applications, one U.S. provisional patent applications, four pending Patent Cooperation Treaty, or PCT, applications, and three foreign patent applications. In addition, as of January 31, 2025, we owned two registered trademarks in the United States and a number of registered trademarks in non-U.S. jurisdictions.
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
•price and TCO;
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
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. The last day of our fiscal year is January 31. Our fiscal years ended January 31, 2025, 2024 and 2023 are referred to herein as fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Risks Related to Our Industry and Business
We have a history of net losses and may not achieve or maintain profitability in the future.

We have incurred net losses since our inception, and we expect to continue to incur net losses in the future. We incurred net losses of $74.7 million, $80.2 million and $68.5 million for fiscal 2025, 2024 and 2023, respectively. As of January 31, 2025, we had an accumulated deficit of $565.3 million. We intend to continue investing significant resources to further develop our platform and expand our sales, marketing, operations and infrastructure, both domestically and internationally. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.
We may not continue to grow on pace with historical rates.
Our historical revenue, revenue growth, key business metrics or key business metrics growth should not be considered indicative of our future performance. Our revenue was $209.5 million, $180.0 million and $154.8 million for fiscal 2025, 2024 and 2023, respectively. Our revenue growth rate has fluctuated in prior periods and we expect our revenue growth rate to continue to fluctuate. Our revenue growth rate may be impacted by a number of factors, including slowing adoption of or demand for our products and services, increasing competition, decreasing growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others.
If we fail to manage our growth effectively, our brand, business, financial condition and results of operations could be adversely affected.
We have previously experienced strong growth in our employee headcount, geographic reach and operations, and we expect to continue to grow in the future. Managing our growth effectively and integrating new employees, technologies and acquisitions into our existing business will require us to continue expanding our operational and financial infrastructure while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel, maintain customer satisfaction and manage our costs and operating expenses. Further, as our customers adopt our products and services for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology (“IT”), and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. In addition, we operate globally and have established numerous international subsidiaries. Plans to continue doing so will place additional demands on our resources and operations. If we do not manage the growth of our business and operations effectively, the quality of our products and services and the efficiency of our operations could suffer. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, any of which could adversely affect our brand, business, financial condition and results of operations.
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
Our results of operations and key business metrics fluctuate from period to period as a result of a number of factors, many of which are outside of our control and difficult to predict, including:
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
Subscription revenue accounts for a significant portion of our revenue, comprising 96%, 95% and 92% of total revenue for fiscal 2025, 2024 and 2023, respectively.
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
•greater risk of unexpected changes in regulatory requirements, increased costs due to tariffs and tax laws, trade laws, export quotas, customs duties, treaties and other trade restrictions;
•costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations, including, but not limited to laws and regulations governing our corporate governance, product licenses, privacy, data protection and security regulations, particularly in the EU;
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

Use of AI, including in our products and services, combined with an evolving regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business.

We are developing and have launched new product features, such as Capella iQ, that use or allow our customers to integrate our offerings with AI technologies. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. We may be unsuccessful in developing, integrating or maintaining product features using AI technologies that gain market traction, or in doing so in a cost-effective manner. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively. New or modified legal and regulatory developments regulating AI, such as the EU AI Act and numerous proposed laws, and in certain cases enacted, in various U.S. states and other jurisdictions relating to the development and use of AI technology, can impact the incorporation of AI technologies into our offering and business, and any actual or perceived failure by us to comply with any such legal and regulatory developments or other actual or asserted obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation or other liabilities. The incorporation of AI into our products, or the use of our products as part of AI technologies and applications, may result in new or enhanced governmental or regulatory scrutiny, litigation, intellectual property risks, confidentiality, privacy or security risks, ethical concerns or other complications that could harm our business, reputation or financial condition.
Further, our use of AI tools and technologies may require additional investment and development of appropriate protections and safeguards for handling the use of our data, including customer data processed by us, with AI technologies in our product offerings or our tools. AI may create content that appears correct but is inaccurate or flawed, which may expose us to brand or reputational harm, competitive harm or legal liability if we, our customers or others rely on or use this flawed content to their detriment. Software code and other content that we and our customers create using generative AI tools may adversely affect any intellectual property rights in any outputs and related works, and certain content collected, used in, or accessed via AI tools may be subject to third-party rights or usage restrictions that could impede our or our customers’ ability to use such content or AI tools or otherwise lead to liability, including risks arising out of cybersecurity incidents and violations of data protection laws. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the generative AI tools used in our business, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, publicity, contractual or other rights.
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
These conditions could make it extremely difficult for our customers and us to forecast and plan future business activities accurately and could cause our customers to reevaluate their decision to purchase our products and services, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. In the current macroeconomic environment, we continue to see longer deal cycles compared to historical results, along with an elevation in degree of budget scrutiny, slower than expected product migrations, lower than expected expansions, and customers electing to buy in smaller increments. Further, during challenging economic times, our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us, if at all. If that were to occur, we may be required to increase our allowance for credit losses, which would adversely affect our results of operations.
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

To the extent we continue to expand internationally, we will become more exposed to fluctuations in currency exchange rates. The strengthening of the U.S. Dollar relative to foreign currencies increases the real cost of our products and services for our customers outside of the U.S., which could lead to the lengthening of our sales cycles or reduced demand for our products and services. Additionally, increased international sales may result in foreign currency denominated sales, increasing our foreign currency risk. Moreover, such continued expansion would increase operating expenses incurred outside the U.S. and denominated in foreign currencies. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

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
We employ a go-to-market business model whereby a portion of our revenue is generated by sales through or with our partners, including CSPs, independent software vendors, systems integrators, technology partners, original equipment manufacturers, marketplaces and resellers, that further expand the reach of our direct sales force into additional geographies, sectors, industries and channels. We have entered, and intend to continue to enter, into reseller relationships in certain international markets where we do not have a local presence. We provide certain partners with specific training and programs to assist them in selling our products and services, but our efforts to provide training and build relationships may be ineffective. In addition, if our partners are unsuccessful in marketing and selling our products and services, it would limit our planned expansion into certain geographies, sectors, industries and channels. If we are unable to develop and maintain effective sales incentive programs for our partners, we may not be able to successfully incentivize these partners to sell our products and services to customers.
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
Our products include software that is licensed to us by third parties under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, because open source projects may have vulnerabilities and architectural instabilities, and also because open source licensors generally provide their software on an “as-is” basis and do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code even though our customers may insist on such protections in our contracts with them. We have historically elected to make core portions of our source code available on an open source basis to facilitate adoption as well as collaboration and participation from our application developer communities. However, we may not be successful in this strategy, and our move toward source-available licensing, as well as the continued availability of our source code, may enable others to compete more effectively against us. In addition, the public availability of the source code for such software may make it easier for others to compromise our products. We expect to continue to incorporate such open source software in our products and allow core portions of our source code to be available on an open source or source available basis in the future.
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
Certain of our agreements with our customers and other third parties include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of intellectual property rights. Any claim of infringement by a third party, even those without merit, against us or for which we are required to provide indemnification, would be time consuming, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to make substantial payments for legal fees, settlement fees, damages (including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s rights), royalties or other fees in connection with a claimant securing a judgment against us and we may be subject to an injunction or other restrictions that cause us to cease selling or using products or services that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate, including subscriptions to our products. We may also agree to a settlement that prevents us from distributing our products or a portion thereof, any of which could adversely affect our business, financial condition and results of operations.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including for privacy and cybersecurity laws and regulations, intellectual property, employment and labor laws, workplace safety, consumer protection laws, anti-bribery laws, import and export controls, immigration laws, federal securities laws and tax laws and regulations. Further, emerging tools and technologies we may utilize in our products and services, like AI, may become subject to regulation under new laws or new applications of existing laws. In certain foreign jurisdictions, these regulatory requirements may be more stringent than in the U.S. These laws and regulations impose added costs on our business, noncompliance with which could subject us to:
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
We collect, use, store and transmit or otherwise process data as part of our business operations, including personal data in and across multiple jurisdictions. We also use third-party service providers to collect, use, store, transmit, maintain and otherwise process such information. Increasingly, threats from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service application programming interface attacks or other attacks, employee errors, theft or misuse and general hacking have become more prevalent in our industry and our customers’ industries. The volume and magnitude of such threats may increase over time as threat actors increase and refine their use of AI or other emerging technologies for exploiting security vulnerabilities. Any of these threats could result in security incidents, including in unauthorized access or damage to, or disablement, encryption, use, disclosure, modification, destruction, loss or other processing of, our data or customer data (including personal data), software or systems or disrupt our ability to provide our products and services. Actual or perceived security incidents interrupt our operations, harm our reputation and brand, result in significant remediation and cybersecurity protection costs (including deploying additional personnel and modifying or enhancing our protection technologies and investigating and remediating any information security vulnerabilities), result in lost revenue, lead to regulatory investigations and orders, litigation, disputes, indemnity obligations, damages for breach of contract, penalties for violations of law or regulation and other legal risks, increase our insurance premiums, result in other financial exposure, lead to loss of customer confidence in us or decreased use of our products and services or otherwise adversely affect our reputation, competitiveness, business, financial condition and results of operations, and may have these impacts in the future.
We have taken steps to protect the data on our systems and offerings, but our security measures or those of our customers or third-party service providers could be insufficient and breached as a result of third-party action, employee or user errors or misconduct, technological limitations, defects or vulnerabilities in our systems or offerings or those of our third-party service providers, malfeasance, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources, or from failure in technological resources, failure to comply with policies or otherwise. We have experienced and may continue to experience security incidents and attacks of varying types and degrees, including instances where our third-party providers have been impacted by a supply-chain attack and instances where there has been exposure and unauthorized use of credentials of our personnel. In addition, we have identified and been required to remediate or mitigate vulnerabilities in our code and in third-party code. Furthermore, our use of AI-generated code in our software, and any improper or inadequate vetting of such code, could result in our use of malicious code, our exposure to security vulnerabilities or the exploration of such vulnerabilities. We could be impacted by these and other security incidents and vulnerabilities in the future, and our internal controls and operations regarding security may not be effective in eliminating the risk of compromise of our systems, data and software. Additionally, with our employees and many employees of our third-party service providers working remotely, we are exposed to increased risks of security breaches or incidents. For example, we have seen an increase in phishing attempts and spam emails over time and it is possible this trend will continue. Also, in connection with geopolitical events and conflicts such as the ongoing conflicts in Ukraine and the Middle East, we and our third-party service providers are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches or incidents.
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
In addition, domestic privacy laws continue to evolve and could require us to modify our data processing practices and policies and expose us to further regulatory or operational burdens. For example, the California Consumer Privacy Act, which was subsequently modified by the California Privacy Rights Act, took effect in January 2020 (“CCPA”). The CCPA imposes obligations on companies that process California residents’ personal information, including an obligation to provide certain new disclosures to such residents and creates new consumer rights. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.
Numerous other states have enacted privacy laws that have gone or will go into effect in the near future. While these new privacy laws may share similarities with each other, as well as with the CCPA, they differ in many ways and we must comply with each if our operations fall within their scopes. Similar laws have been proposed in other states and at the federal level, and certain states have enacted other privacy-focused legislation, such as Washington’s enactment of the My Health, My Data Act, which provides for a private right of action. All of these developments reflect a trend toward more stringent privacy legislation in the U.S. We expect that this increase in legislation and regulatory scrutiny will continue to add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.
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
In addition to litigation regarding intellectual property, employment, governmental and regulatory investigations, and other claims discussed above, from time to time, we are involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, product liability, class action, whistleblower and other litigation, claims and proceedings. Such proceedings can be time-consuming and difficult to estimate, divert management’s attention and resources, cause us to incur significant expenses or liability, require us to change our business practices or adversely affect our business, financial condition and results of operations. Because of the potential risks, expenses and uncertainties of litigation, we, from time to time, settle disputes, even where we have meritorious claims or defenses. In addition, we cannot be sure that our existing insurance coverage for errors and omissions will be adequate or available or continue to be available on acceptable terms.
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
There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development (the “OECD”) and unilateral measures being implemented by various countries such as Pillar Two and the global minimum tax. There is a large amount of variability between countries when it comes to Pillar Two legislation, but as it stands currently we are not subject to any global minimum tax due to not meeting the global revenue threshold of 750 million euros. We are unable to predict how global tax legislation will change, and it is possible that proposals may be passed that could cause us to have to pay higher income taxes in the future. We will continue to monitor Pillar Two and global minimum tax legislation for any further updates to assess any impact to our business.
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
As of January 31, 2025, we had federal and state net operating losses (“NOLs”) of $350.2 million and $211.9 million, respectively, which may be available to offset taxable income in the future. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under the Tax Cuts and Jobs Act, U.S. federal NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is limited to 80% of current year taxable income.
Of our U.S. federal NOLs, $181.4 million may be carried forward indefinitely with utilization limited to 80% of taxable income. The remaining $168.8 million will begin to expire in 2028. Our state NOLs carryforwards begin to expire in 2026.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As required by Section 404 of the Sarbanes-Oxley Act, our management is required to furnish a report on, among other things, the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. We are continuing to refine and improve our disclosure controls, internal controls and other procedures to ensure disclosures required in SEC filings are timely recorded, processed, summarized and reported and that disclosures under the Exchange Act are accumulated and communicated to our principal executive and financial officers. We have expended, and anticipate that we will continue to expend, significant resources to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure or difficulties to develop, maintain, implement or improve effective controls, or of our independent registered public accounting firm or management to attest to, or report on, the effectiveness of our internal control over financial reporting, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement, maintain or report effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Any of the foregoing could have an adverse effect on our business, financial condition and results of operations and could cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.

Risks Related to Ownership of Our Common Stock and Governance Matters
Operating as a public company has and will require us to incur substantial costs and will require substantial management attention.
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. Compliance with the rules and regulations of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Global Select Market have increased and may further increase our legal and financial compliance costs, and increase demand on our systems, particularly as we are no longer an “emerging growth company.” In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in unanticipated ways. As a result of disclosure of information in filings required of a public company, our business and financial condition become more visible, which may result in threatened or actual litigation, including by competitors.
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
Our management team may not successfully or efficiently manage the significant regulatory oversight and reporting obligations under the federal and state securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations.
The concentration of our outstanding common stock will limit your ability to influence the outcome of important transactions, including a change in control.
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
Risk Management and Strategy
We have implemented and maintain policies and processes for assessing, identifying and managing material risk from cybersecurity threats based on industry standard frameworks and the results of our System and Organization Controls 2 (SOC 2), Type II, Cloud Security Alliance STAR, HIPAA, International Organization for Standardization (ISO) 27001, ISO 27017, ISO 27018 and PCI DSS audits conducted by independent third-party auditors. These policies and processes have been integrated into our overall risk management program which includes:
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
Governance
Our board of directors oversees our management of cybersecurity risk through delegation to our audit committee. The audit committee provides strategic oversight of management’s cybersecurity risk management practices and receives regular and ad hoc reporting from management and our Chief Information Security Officer, including information about the prevention, detection, mitigation and remediation of material cybersecurity incidents, if any. Additionally, we leverage the cybersecurity experience of other members of our board of directors who participate in these updates from time to time. The audit committee regularly updates the board of directors regarding these matters.
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
Item 2. Properties
Our corporate headquarters is in Santa Clara, California, where we currently lease approximately 46,000 square feet under a lease agreement that expires in March 2025. Following the expiration of the lease, the Company entered into a short-term lease for the same location which expires in May 2025. On August 1, 2024, the Company entered into a lease agreement by and between the Company and SR Winchester, LLC (the "One Santana Lease"). The One Santana Lease commenced in September 2024 and will be held as the Company’s new headquarters. The term of the One Santana Lease is 96 months. We also lease facilities in the United States in Austin, Texas, as well as internationally in Tel Aviv, Israel, Bangalore, India and London and Manchester, United Kingdom. We lease all of our facilities and do not own any real property.

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
Item 3. Legal Proceedings
From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business, as well as governmental and other regulatory investigations and proceedings. In addition, third parties. from time to time, assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material and adverse effect on our business, financial condition, results of operations or cash flows. Future litigation may be necessary to defend ourselves, our partners and our customers, to determine the scope, enforceability and validity of third-party intellectual property and proprietary rights or to establish our intellectual property and proprietary rights. The results of any current or future litigation cannot be predicted with certainty and there can be no assurances that favorable outcomes will be obtained, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management attention and resources and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock began trading on the Nasdaq Global Select Market under the symbol “BASE” on July 22, 2021. Prior to that date, there was no public market for our common stock.
Holders of Record
As of January 31, 2025, there were approximately 73 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings and do not expect to pay any dividends on our common stock in the foreseeable future. Our Credit Facility contains certain restrictions on our ability to make certain dividends or distributions, subject to customary and other agreed limitations and exceptions.
Sales of Unregistered Securities
We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended January 31, 2025 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock or other securities during the three months ended January 31, 2025.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph compares (i) the cumulative total stockholder return on our common stock from July 22, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) through January 31, 2025 with (ii) the cumulative total returns of the S&P 500 Index and the S&P 500 Software and Services Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends).
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
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2025, 2024 and 2023 are referred to herein as fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 is presented below. A discussion of our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 can be found in part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed with the SEC on March 26, 2024, and is incorporated by reference herein.
Overview
Couchbase is the developer data platform for critical applications in our AI world. Our mission is to inspire and empower developers and architects as they build, deploy and run critical applications and AI agents spanning from the cloud to the edge and everywhere in between. As enterprises accelerate their adoption of AI-driven applications, they require a high-performance, scalable, and cost-efficient data platform that can support transactional applications, high user concurrency, real-time decision-making, automation, mobile use cases, edge, and seamless AI integration. Couchbase provides a unified, AI-ready solution on a single purpose-built platform designed to power the next generation of intelligent applications across cloud, on-premises, and edge environments.
The demand for AI-driven applications is driving exponential growth in enterprise data, requiring faster, more flexible, cost-effective, and intelligent data platforms. Businesses face increasing pressure to process real-time AI reasoning at scale, eliminate data silos to improve large language model accuracy, capture transcripts of AI conversations for oversight and validation, minimize operational costs, and deliver seamless useful experiences with low latency, via agentic applications.
Traditional relational databases, originally built for structured, batch-oriented workloads, struggle to adapt to AI-driven use cases and have now reached fundamental architectural and scaling limitations. Meanwhile, first-generation NoSQL databases lack enterprise-grade consistency, real-time analytics, and built-in AI capabilities—forcing businesses to rely on complex, inefficient, and expensive multi-database architectures. This underscores the need for an inherently AI-native and unified data platform.
Couchbase bridges this gap by delivering a high-performance, AI-ready unified data platform that combines the best of relational and NoSQL databases, offering a JSON-based foundation, SQL familiarity, ACID transactions, and scalable distributed architecture. Couchbase enables enterprises to integrate AI-driven applications natively within their operational and analytical workflows with built-in capabilities such as coding assistance, vector storage and search, and, once generally available, unstructured data preparation, auto-vectorization, AI model hosting and access via the Capella Model Service and reuse, management and oversight using the agent catalog. By eliminating the need for external AI extensions and reducing data fragmentation, Couchbase helps enterprises scale real-time, AI-driven applications efficiently.
As AI-driven applications become a competitive differentiator, enterprises are turning to Couchbase to accelerate time-to-market, reduce infrastructure complexity, improve AI prompt specificity and context, capture agentic transcripts and artifacts, and ensure seamless scalability from real-time AI inference to high-throughput operational workloads. Unlike legacy databases that struggle with AI scalability or NoSQL solutions that require external AI add-ons, Couchbase provides an AI-ready platform that balances performance, flexibility, and cost efficiency while ensuring enterprise-grade reliability.
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
We have achieved significant growth over our operating history. For fiscal 2025, 2024, and 2023, our revenue was $209.5 million, $180.0 million and $154.8 million, respectively, representing period-over-period growth rates of 16% and 16%, respectively. As of January 31, 2025 and 2024, our annual recurring revenue (“ARR”) was $237.9 million and $204.2 million, respectively, representing period-over-period growth of 17%. For fiscal 2025, 2024, and 2023, our net loss was

$74.7 million, $80.2 million and $68.5 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.
Our Business Model
We generate the substantial majority of our revenue from sales of subscriptions, which accounted for 96%, 95% and 92% of our total revenue in fiscal 2025, 2024, and 2023, respectively. We derive a majority of our subscription revenue from the Enterprise Edition of Couchbase Server and Couchbase Mobile. Couchbase Server is generally licensed per node, which we define as an instance of Couchbase running on a server. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 7am-5pm local time support, 5 days a week with a response time of 5 hours within business hours. These response times are for incidents of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3 incidents, which are less severe, are longer.
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
We also generate revenue from services, which represented 4%, 5% and 8% of our total revenue in fiscal 2025, 2024, and 2023, respectively. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.
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
We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. A significant portion of our revenue in fiscal 2025, 2024 and 2023 was attributable to our partner ecosystem.
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
Impact of Macroeconomic Conditions
Current macroeconomic conditions, including recessionary fears, inflation concerns, financial and credit market fluctuations, volatility in the capital markets, international trade restrictions as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. We continue to see longer deal cycles compared to historical results along with an elevation in degree of budget scrutiny, slower than expected product migrations, lower than expected expansions, and customers electing to buy in smaller increments.
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

Key Business Metrics
Annual Recurring Revenue
We define ARR as of a given date as the annualized recurring revenue that we would contractually receive from our customers in the month ending 12 months following such date. Based on historical experience with customers, we assume all contracts will be automatically renewed at the same levels unless we receive notification of non-renewal and are no longer in negotiations prior to the measurement date. For Capella products, ARR in a customer’s initial year is calculated as the greater of: (i) initial year contract revenue as described above or (ii) annualized prior 90 days of actual consumption; and ARR for subsequent years is calculated with method (ii). ARR excludes services revenue.
Prior to fiscal 2025, ARR excluded on-demand revenue and, for Capella products in a customer’s initial year, ARR was calculated solely on the basis of initial year contract revenue. The reason for these changes is to better reflect ARR where usage rates or timing of purchases may be uneven and to better align with how ARR is used to measure the performance of the business. ARR for prior periods has not been adjusted to reflect this change as it is not material to any period previously presented.
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
As of January 31, 2025, ARR for Couchbase Capella products was approximately $38.5 million.

	As of January 31,
	2025	2024

	(in millions)
ARR	$237.9	$204.2
Customers
We calculate our total number of customers, which also includes customers of Couchbase Capella, at the end of each period. Each customer account that has, or that is contractually identified by a partner in, an active subscription contract with us or with which we are negotiating a renewal contract at the end of a given period is included in the calculation of total customer count, and the Couchbase Capella customer count includes customers who have a subscription of Couchbase Capella. Beginning in fiscal 2025, customers who used our products through an on-demand arrangement are included in the calculation of total customer count. The reason for this change is to align with our revised ARR methodology. As of January 31, 2025, we had 310 Couchbase Capella customers. Each party with which we enter into a subscription contract is considered a unique customer and, in some cases, a single organization may be counted as more than one customer. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs and other market activity. We believe that our number of customers is an important indicator of the growth of our business and future revenue trends.

	As of January 31,
	2025	2024
Customers	947	749

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
We define the non-GAAP financial measures below as their respective GAAP measures, excluding expenses related to stock-based compensation expense, employer taxes on employee stock transactions, restructuring charges and impairment of capitalized internal-use software. We use these non-GAAP financial measures in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.
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

	Year Ended January 31,
	2025	2024	2023

	(dollars in thousands)
Total revenue	$209,466	$180,037	$154,824
Gross profit	$184,507	$157,955	$134,565
Add: Stock-based compensation expense	1,655	1,236	968
Add: Employer taxes on employee stock transactions	133	147	41
Non-GAAP gross profit	$186,295	$159,338	$135,574
Gross margin	88.1%	87.7%	86.9%
Non-GAAP gross margin	88.9%	88.5%	87.6%

Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation expense, employer taxes on employee stock transactions, restructuring charges and impairment of capitalized internal-use software. We use non-GAAP operating loss and non-GAAP operating margin in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Year Ended January 31,
	2025	2024	2023

	(dollars in thousands)
Total revenue	$209,466	$180,037	$154,824
Loss from operations	$(78,655)	$(84,537)	$(69,315)
Add: Stock-based compensation expense	61,297	45,773	25,721
Add: Employer taxes on employee stock transactions	2,937	2,253	606
Add: Impairment of capitalized internal-use software	—	5,156	—
Add: Restructuring(1)	—	46	1,663
Non-GAAP operating loss	$(14,421)	$(31,309)	$(41,325)

Operating margin	(38)%	(47)%	(45)%
Non-GAAP operating margin	(7)%	(17)%	(27)%
(1) For the years ended January 31, 2024 and 2023, an immaterial amount of stock-based compensation expense related to restructuring charges were included in the restructuring line.
Non-GAAP Net Loss and Non-GAAP Net Loss Per Share
We define non-GAAP net loss attributable to common stockholders as net loss attributable to common stockholders excluding stock-based compensation expense, employer taxes on employee stock transactions, restructuring charges and impairment of capitalized internal-use software. We use non-GAAP net loss attributable to common stockholders and non-GAAP net loss per share attributable to common stockholders in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.

	Year Ended January 31,
	2025	2024	2023

	(dollars and shares in thousands)
Net loss attributable to common stockholders	$(74,653)	$(80,183)	$(68,494)
Add: Stock-based compensation expense	61,297	45,773	25,721
Add: Employer taxes on employee stock transactions	2,937	2,253	606
Add: Impairment of capitalized internal-use software	—	5,156	—
Add: Restructuring(1)	—	46	1,663
Non-GAAP net loss attributable to common stockholders	$(10,419)	$(26,955)	$(40,504)
GAAP net loss per share attributable to common stockholders	$(1.45)	$(1.70)	$(1.53)
Non-GAAP net loss per share attributable to common stockholders	$(0.20)	$(0.57)	$(0.90)
Weighted average shares outstanding, basic and diluted	51,310	47,175	44,787
(1) For the years ended January 31, 2024 and 2023 , an immaterial amount of stock-based compensation expense related to restructuring charges were included in the restructuring line.
Free Cash Flow
We define free cash flow as cash used in operating activities less additions to property and equipment, which includes capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. For fiscal 2025, 2024 and 2023, our free cash flow included immaterial amounts of cash paid for our unused credit facilities as described in Note 7 in the consolidated financial statements.

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Net cash used in operating activities	$(15,828)	$(26,893)	$(41,185)
Less: Additions to property and equipment	(3,020)	(4,710)	(5,646)
Free cash flow	$(18,848)	$(31,603)	$(46,831)
Net cash (used in) provided by investing activities	(4,852)	15,426	(23,366)
Net cash provided by financing activities	9,938	12,933	9,706
Components of Results of Operations
Revenue
We derive revenue from sales of subscriptions and services. Our subscription revenue is primarily derived from: (1) term-based software licenses sold in conjunction with post-contract support (“PCS” or “Support”) and (2) a consumption-based DBaaS offering. PCS bundled with software licenses includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. The software license is presented as “License.” PCS and DBaaS revenue are presented as “Support and other” in our consolidated statements of operations. License revenue is recognized upon transfer when our customer has received access to our software. The PCS is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to the customer and represents a substantial majority of our revenue. The DBaaS revenue is recognized on a consumption basis. The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances.
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
Interest Expense
Interest expense consists primarily of unused credit facility fees related to our credit facility with MUFG Bank, Ltd, which commenced February 7, 2024, and the unused credit facility fees related to our SVB Credit Facility, which was terminated on June 5, 2023.
Other Income, Net
Other income, net consists primarily of foreign currency gains and losses related to the impact of transactions denominated in a foreign currency and interest income.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We recorded a full valuation allowance against our U.S. deferred tax assets as we have determined that it is not more likely than not that the deferred tax assets will be realized. We recorded net deferred tax assets for the UK as we expect the deferred tax attributes to be realized due to the transfer pricing policies guaranteeing income. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions and availability of NOLs and tax credits. Our effective tax rate could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Results of Operations
The following table sets forth our consolidated statements of operations (in thousands):

	Year Ended January 31,
	2025	2024	2023
Revenue:
License	$22,908	$21,514	$19,885
Support and other	177,502	150,040	123,010
Total subscription revenue	200,410	171,554	142,895
Services	9,056	8,483	11,929
Total revenue	209,466	180,037	154,824
Cost of revenue:
Subscription(1)	18,116	14,647	10,762
Services(1)	6,843	7,435	9,497
Total cost of revenue	24,959	22,082	20,259
Gross profit	184,507	157,955	134,565
Operating expenses:
Research and development(1)	70,576	64,069	57,760
Sales and marketing(1)	141,937	130,558	111,067
General and administrative(1)	50,649	42,663	33,390
Impairment of capitalized internal-use software	—	5,156	—
Restructuring(1)	—	46	1,663
Total operating expenses	263,162	242,492	203,880
Loss from operations	(78,655)	(84,537)	(69,315)
Interest expense	(60)	(43)	(101)
Other income, net	5,864	5,752	1,960
Loss before income taxes	(72,851)	(78,828)	(67,456)
Provision for income taxes	1,802	1,355	1,038
Net loss	$(74,653)	$(80,183)	$(68,494)
(1) Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Cost of revenue - subscription	$1,200	$707	$535
Cost of revenue - services	455	529	433
Research and development	17,134	12,920	7,937
Sales and marketing	21,910	15,771	9,426
General and administrative	20,598	15,846	7,390
Restructuring	—	1	65
Total stock-based compensation expense	$61,297	$45,774	$25,786

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended January 31,
	2025	2024	2023

Revenue:
License	11%	12%	13%
Support and other	85	83	79
Total subscription revenue	96	95	92
Services	4	5	8
Total revenue	100	100	100
Cost of revenue:
Subscription	9	8	7
Services	3	4	6
Total cost of revenue	12	12	13
Gross profit	88	88	87
Operating expenses:
Research and development	34	36	37
Sales and marketing	68	73	72
General and administrative	24	24	22
Impairment of capitalized internal-use software	—	3	—
Restructuring	—	*	1
Total operating expenses	126	135	132
Loss from operations	(38)	(47)	(45)
Interest expense	*	*	*
Other income, net	3	3	1
Loss before income taxes	(35)	(44)	(44)
Provision for income taxes	1	1	1
Net loss	(36)%	(45)%	(44)%
*Represents less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Fiscal 2025 and Fiscal 2024
Revenue

	Year Ended January 31,		$ Change	% Change
	2025	2024

	(dollars in thousands)
Revenue
License	$22,908	$21,514	$1,394	6%
Support and other	177,502	150,040	27,462	18%
Total subscription revenue	200,410	171,554	28,856	17%
Services	9,056	8,483	573	7%
Total revenue	$209,466	$180,037	$29,429	16%
Subscription revenue increased by $28.9 million, or 17%, during the year ended January 31, 2025 compared to the year ended January 31, 2024. The change in subscription revenue was due to an increase in revenue from existing customers and new customers, as we increased our customer base from 749 customers as of January 31, 2024 to 947 customers as of January 31, 2025. Approximately 95% of the increase in revenue was attributable to growth from existing customers, and the remaining increase was attributable to new customers.

Services revenue increased by $0.6 million, or 7%, during the year ended January 31, 2025 compared to the year ended January 31, 2024. The change in services revenue was primarily due to an increase in delivery of professional service hours.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended January 31,		$ Change	% Change
	2025	2024

	(dollars in thousands)
Cost of revenue:
Subscription	$18,116	$14,647	$3,469	24%
Services	6,843	7,435	(592)	(8)%
Total cost of revenue	$24,959	$22,082	$2,877	13%
Gross profit	$184,507	$157,955
Gross margin	88.1%	87.7%
Headcount (at period end)	65	64
Cost of subscription revenue increased by $3.5 million, or 24%, during the year ended January 31, 2025 compared to the year ended January 31, 2024. The change in cost of subscription revenue was primarily due to an increase of $2.6 million related to the computing infrastructure costs associated with Couchbase Capella and an increase of $1.0 million in personnel-related costs, including higher stock-based compensation expense related to our RSUs.
Cost of services revenue decreased by $0.6 million, or 8%, during the year ended January 31, 2025 compared to the year ended January 31, 2024. This change was primarily due to a decrease of $1.1 million in personnel-related costs, partially offset by an increase in contracted third-party professional services.
Gross margin increased during the year ended January 31, 2025 compared to the year ended January 31, 2024, primarily due to changes in the mix of subscription and service revenue.
Research and Development

	Year Ended January 31,		$ Change	% Change
	2025	2024

	(dollars in thousands)
Research and development	$70,576	$64,069	$6,507	10%
Percentage of revenue	34%	36%
Headcount (at period end)	295	293
Research and development increased by $6.5 million, or 10%, during the year ended January 31, 2025 compared to the year ended January 31, 2024. The change in research and development expenses was primarily due to an increase of $8.1 million in in personnel-related costs driven by merit increases and higher stock-based compensation related to our RSUs. The increase was partially offset by a $1.8 million decrease due to reduced use of third party service providers and subscription services.
Sales and Marketing

	Year Ended January 31,		$ Change	% Change
	2025	2024

	(dollars in thousands)
Sales and marketing	$141,937	$130,558	$11,379	9%
Percentage of revenue	68%	73%
Headcount (at period end)	342	359

Sales and marketing increased by $11.4 million, or 9%, during the year ended January 31, 2025 compared to the year ended January 31, 2024. The change in sales and marketing expenses was primarily due to an increase of $11.5 million in personnel-related costs, driven by merit increases and higher stock-based compensation related to our RSUs and an increase of $0.6 million in third-party professional services. The increase was partially offset by a $1.6 million decrease in sales and marketing program expenses.
General and Administrative

	Year Ended January 31,		$ Change	% Change
	2025	2024

	(dollars in thousands)
General and administrative	$50,649	$42,663	$7,986	19%
Percentage of revenue	24%	24%
Headcount (at period end)	90	80
General and administrative increased by $8.0 million, or 19%, during the year ended January 31, 2025 compared to the year ended January 31, 2024. The change in general and administrative expenses was primarily due to an increase of $6.8 million in personnel-related costs driven by headcount growth and higher stock-based compensation related to our RSUs, and $0.7 million in higher professional services costs.
Interest Expense

	Year Ended January 31,		$ Change	% Change
	2025	2024

	(dollars in thousands)
Interest expense	$(60)	$(43)	$(17)	40%
The change in interest expense during the year ended January 31, 2025 compared to the year ended January 31, 2024 was not material.
Other Income, Net

	Year Ended January 31,		$ Change	% Change
	2025	2024

	(dollars in thousands)
Other income , net	$5,864	$5,752	$112	2%
Other income, net increased by $0.1 million, or 2%, during the year ended January 31, 2025 compared to the year ended January 31, 2024. The increase in other income, net was primarily due to higher yields on securities.
Provision for Income Taxes

	Year Ended January 31,		$ Change	% Change
	2025	2024

	(dollars in thousands)
Loss before income taxes	$(72,851)	$(78,828)	$5,977	(8%)
Provision for income taxes	1,802	1,355	447	33%
Effective tax rate	(2.5)%	(1.7)%
The change in provision for income taxes during the year ended January 31, 2025 compared to the year ended January 31, 2024 was primarily driven by the mix of income in foreign jurisdictions.

Liquidity and Capital Resources
We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our IPO with net proceeds totaling $214.9 million. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2025, 2024 and 2023. As of January 31, 2025, we had an accumulated deficit of $565.3 million.
As of January 31, 2025, we had $147.2 million in cash, cash equivalents and short-term investments. We maintain our cash and cash equivalents, restricted cash and short-term investments with high-quality financial institutions. For more information, see "Concentration of Credit Risk" in Note 2 of our notes to the consolidated financial statements. We believe our existing cash, cash equivalents and short-term investments, our total available borrowing capacity under the Credit Facility (as defined below in footnote 7 to our consolidated financial statements) with MUFG Bank, Ltd., which is described in Note 15 of our notes to the consolidated financial statements, and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and cash expenditures for the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future capital requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.
We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise capital with acceptable terms, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our competitive position could weaken, and our business, financial condition and results of operations could be adversely affected.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2025, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $251.1 million. We expect to recognize revenue of $158.0 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
On June 5, 2023, we terminated the SVB Credit Facility and entered into a Credit Facility with MUFG Bank, Ltd on February 7, 2024 (as discussed in footnote 7 to our consolidated financial statements).
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2025	2024	2023

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,828)	$(26,893)	$(41,185)
Investing activities	$(4,852)	$15,426	$(23,366)
Financing activities	$9,938	$12,933	$9,706
Operating Activities
Cash used in operating activities for fiscal 2025 of $15.8 million primarily consisted of our net loss of $74.7 million, adjusted for non-cash charges of $82.9 million and net cash outflows of $24.1 million from changes in our operating assets and liabilities. Changes in operating assets and liabilities primarily reflected a $27.0 million increase in deferred commissions related to increased sales during the period, a $4.8 million increase in prepaid expenses, and a $4.7 million increase in accounts receivable related to timing of billings and collections. This was partially offset by a $12.5 million increase in deferred revenue due to timing of billings.

Cash used in operating activities for fiscal 2024 of $26.9 million primarily consisted of our net loss of $80.2 million, adjusted for non-cash charges of $72.3 million and net cash outflows of $19.0 million from changes in our operating assets and liabilities. Changes in operating assets and liabilities primarily reflected a $24.8 million increase in deferred commissions related to increased sales during the period, a $5.4 million increase in accounts receivable related to timing of billings and collections, a $3.4 million decrease in lease liabilities driven by monthly rental payments for operating leases, a $2.3 million increase in prepaid expenses, and a $1.5 million decrease in accrued expenses and other liabilities due to the timing of accruals and payments. This was partially offset by a $9.5 million increase in deferred revenue due to timing of billings, a $5.5 million increase in accrued compensation and benefits due to increases in bonuses resulting from higher headcount, commissions due to higher bookings, related payroll taxes and increased contributions under the 2021 Employee Stock Purchase Plan (“ESPP”), and a $3.4 million increase in accounts payable due to timing of payments.
Investing Activities
Cash used in investing activities for fiscal 2025 of $4.9 million consisted of purchases of short-term investments net of maturities of $1.8 million and additions to property and equipment of $3.0 million.
Cash provided by investing activities for fiscal 2024 of $15.4 million consisted of maturities of short-term investments net of purchases of $20.1 million and additions to property and equipment of $4.7 million.
Financing Activities
Cash provided by financing activities for fiscal 2025 of $9.9 million consisted of proceeds from stock option exercises of $6.4 million and proceeds from the issuance of common stock under our employee stock purchase plan of $3.5 million.
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
Subscription revenue consists of revenue from: (1) term-based software licenses sold in conjunction with post-contract support (“PCS” or “Support”) and (2) a consumption-based DBaaS offering. PCS bundled with software licenses includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. The software license is presented as “License.” PCS and DBaaS revenue are presented as “Support and other” in our consolidated statements of operations. The software license in the subscription is a distinct performance obligation from PCS. License revenue is recognized upon transfer when our customer has received access to our software. The PCS is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to our customer and represents a substantial majority of our revenue. Performance obligations related to our DBaaS offering are recognized on a usage-basis as the consumption of this service represents a direct measurement of the value to the customer of the services transferred to date relative to the remaining services promised under the contract. The non-cancelable term of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances. We typically bill subscription revenue annually in advance. Customer on-demand arrangements generally have a monthly stated contract term and are billed monthly in arrears.
Our services revenue is derived from professional services for the implementation or configuration of our platform and training. Services revenue is recognized over time based on input measures for professional services and upon delivery for training. Professional services are provided primarily on a fixed fee basis and are generally invoiced upfront, and training is generally priced on number of seats purchased. These services are distinct from software licenses, DBaaS offerings and PCS. Revenue for fixed fee arrangements is recognized on a proportional performance basis as the services are performed.
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
Stock-Based Compensation
We recognize stock-based compensation expense for all stock awards based on the grant-date fair value of the awards. The fair value of restricted stock units is estimated using the current market price of our common stock on the date of grant. The fair value of stock options granted under the 2008 Equity Incentive Plan (the “2008 Plan”), 2018 Equity Incentive Plan (the “2018 Plan”), 2021 Equity Incentive Plan (the “2021 Plan”) and 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”), collectively (the “Stock Plans”), and purchase rights issued to employees under the ESPP, is based on the Black-Scholes option-pricing model. Stock-based compensation expense for service-based vesting restricted stock units and stock options are recognized on a straight-line basis over the requisite service period. We account for forfeitures as they occur. Stock-based compensation expense related to the ESPP is recognized on a straight-line basis over the offering period.
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
Interest Rate Risk
Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, U.S. government treasury securities, commercial paper, U.S. government agency securities, corporate debt securities and asset-backed securities. As of January 31, 2025, we had cash and cash equivalents of $30.5 million and short-term investments of $116.6 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. Dollar. Accordingly, each foreign subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Revenue and expense items are remeasured at the exchange rates in effect on the day the transaction occurred, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Remeasurement adjustments are recognized in other income, net in our consolidated statement of operations.
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
As of January 31, 2025, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our results of operations and cash flows.

Item 8. Financial Statements and Supplementary Data
COUCHBASE, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Couchbase, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Couchbase, Inc. and its subsidiaries (the "Company") as of January 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Term-based software licenses sold in conjunction with post-contract support
As described in Note 2 to the consolidated financial statements, the Company’s subscription revenue consists of revenue from term-based software licenses sold in conjunction with post-contract support (“PCS” or Support”) and DBaaS offering sold on a consumption model. The software license in the subscription is a distinct performance obligation from PCS. Arrangements that include multiple performance obligations require an allocation of the transaction price to each performance obligation based on the relative SSP of the performance obligation. License revenue is recognized upon transfer when the customer has received access to the software. The PCS is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to the customer. Total subscription revenue for the year ended January 31, 2025, was $200.4 million, of which a significant portion relates to term-based software licenses sold in conjunction with post-contract support.
The principal consideration for our determination that performing procedures relating to revenue recognition for term-based software licenses sold in conjunction with post-contract support is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over transactions with term-based software licenses sold in conjunction with post-contract support. These procedures also included, among others (i) testing revenue recognized for a sample of transactions by obtaining and inspecting source documents, such as contracts, invoices, and cash receipts, and recalculating revenue recognized; (ii) testing, for a sample of customer contracts, management’s identification and evaluation of the terms and conditions within the customer contracts and the impact on revenue recognition; (iii) testing, for a sample of transactions, management’s determination of the standalone selling price of the software license and PCS performance obligations, (iv) testing credit memos, on a sample basis, and evaluating the impact on revenue recognized, and (v) confirming a sample of outstanding customer invoice balances as of January 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, contracts, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 25, 2025

We have served as the Company’s auditor since 2017.

COUCHBASE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of January 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$30,536	$41,351
Short-term investments	116,635	112,281
Accounts receivable, net	49,242	44,848
Deferred commissions	16,774	15,421
Prepaid expenses and other current assets	15,206	10,385
Total current assets	228,393	224,286
Property and equipment, net	7,214	5,327
Operating lease right-of-use assets	3,935	4,848
Deferred commissions, noncurrent	19,602	11,400
Other assets	1,454	1,891
Total assets	$260,598	$247,752
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,186	$4,865
Accrued compensation and benefits	21,091	18,116
Other accrued expenses	8,443	4,581
Operating lease liabilities	1,356	3,208
Deferred revenue	94,252	81,736
Total current liabilities	127,328	112,506
Operating lease liabilities, noncurrent	2,960	2,078
Deferred revenue, noncurrent	2,694	2,747
Total liabilities	132,982	117,331
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 200,000,000 shares authorized as of January 31, 2025 and 2024; zero shares issued and outstanding as of January 31, 2025 and 2024	—	—
Common stock, $0.00001 par value; 1,000,000,000 shares authorized as of January 31, 2025 and 2024; 53,078,742 and 49,079,876 shares issued and outstanding as of January 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	692,812	621,024
Accumulated other comprehensive income	116	56
Accumulated deficit	(565,312)	(490,659)
Total stockholders’ equity	127,616	130,421
Total liabilities and stockholders’ equity	$260,598	$247,752
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2025	2024	2023

Revenue:
License	$22,908	$21,514	$19,885
Support and other	177,502	150,040	123,010
Total subscription revenue	200,410	171,554	142,895
Services	9,056	8,483	11,929
Total revenue	209,466	180,037	154,824
Cost of revenue:
Subscription	18,116	14,647	10,762
Services	6,843	7,435	9,497
Total cost of revenue	24,959	22,082	20,259
Gross profit	184,507	157,955	134,565
Operating expenses:
Research and development	70,576	64,069	57,760
Sales and marketing	141,937	130,558	111,067
General and administrative	50,649	42,663	33,390
Impairment of capitalized internal-use software	—	5,156	—
Restructuring	—	46	1,663
Total operating expenses	263,162	242,492	203,880
Loss from operations	(78,655)	(84,537)	(69,315)
Interest expense	(60)	(43)	(101)
Other income, net	5,864	5,752	1,960
Loss before income taxes	(72,851)	(78,828)	(67,456)
Provision for income taxes	1,802	1,355	1,038
Net loss	$(74,653)	$(80,183)	$(68,494)

Net loss per share, basic and diluted	$(1.45)	$(1.70)	$(1.53)
Weighted-average shares used in computing net loss per share, basic and diluted	51,310	47,175	44,787
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2025	2024	2023

Net loss	$(74,653)	$(80,183)	$(68,494)
Other comprehensive income:
Net unrealized gains (losses) on investments, net of tax	60	863	(612)
Total comprehensive loss	$(74,593)	$(79,320)	$(69,106)
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	43,847,484	$—	$525,392	$(195)	$(341,982)	$183,215
Issuance of common stock upon exercise of stock options	817,753	—	5,222	—	—	5,222
Issuance of common stock in connection of employee stock purchase plan	314,315	—	4,484	—	—	4,484
Vesting of restricted stock units	452,477	—	—	—	—	—
Stock-based compensation	—	—	26,449	—	—	26,449
Net unrealized losses on investments	—	—	—	(612)	—	(612)
Net loss	—	—	—	—	(68,494)	(68,494)
Balances as of January 31, 2023	45,432,029	$—	$561,547	$(807)	$(410,476)	$150,264
Issuance of common stock upon exercise of stock options	1,705,313	—	10,933	—	—	10,933
Issuance of common stock in connection with employee stock purchase plan	168,843	—	2,000	—	—	2,000
Vesting of restricted stock units	1,773,691	—	—	—	—	—
Stock-based compensation	—	—	46,544	—	—	46,544
Net unrealized gains on investments	—	—	—	863	—	863
Net loss	—	—	—	—	(80,183)	(80,183)
Balances as of January 31, 2024	49,079,876	$—	$621,024	$56	$(490,659)	$130,421
Issuance of common stock upon exercise of stock options	922,386	—	6,423	—	—	6,423
Issuance of common stock in connection with employee stock purchase plan	271,796	—	3,515	—	—	3,515
Vesting of restricted stock units	2,804,684	—	—	—	—	—
Stock-based compensation	—	—	61,850	—	—	61,850
Net unrealized gains on investments	—	—	—	60	—	60
Net loss	—	—	—	—	(74,653)	(74,653)
Balances as of January 31, 2025	53,078,742	$—	$692,812	$116	$(565,312)	$127,616
The accompanying notes are an integral part of these consolidated financial statements.

COUCHBASE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2025	2024	2023

Cash flows from operating activities:
Net loss	$(74,653)	$(80,183)	$(68,494)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,280	2,424	3,171
Stock-based compensation, net of amounts capitalized	61,297	45,774	25,786
Amortization of deferred commissions	17,443	18,628	16,996
Non-cash lease expense	3,303	3,075	2,909
Net accretion of discounts on short-term investments	(2,462)	(3,698)	(482)
Impairment of capitalized internal-use software	—	5,156	—
Foreign currency transaction losses	857	765	524
Other	214	145	66
Changes in operating assets and liabilities:
Accounts receivable	(4,746)	(5,382)	(3,537)
Deferred commissions	(26,998)	(24,829)	(17,590)
Prepaid expenses and other assets	(4,835)	(2,274)	(159)
Accounts payable	(3,101)	3,447	(495)
Accrued compensation and benefits	3,030	5,472	(3,497)
Other accrued expenses	3,541	(1,516)	3,103
Operating lease liabilities	(3,460)	(3,389)	(2,754)
Deferred revenue	12,462	9,492	3,268
Net cash used in operating activities	(15,828)	(26,893)	(41,185)
Cash flows from investing activities:
Purchases of short-term investments	(100,976)	(131,160)	(144,613)
Maturities of short-term investments	99,144	151,296	126,893
Additions to property and equipment	(3,020)	(4,710)	(5,646)
Net cash (used in) provided by investing activities	(4,852)	15,426	(23,366)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,423	10,933	5,222
Proceeds from issuance of common stock under ESPP	3,515	2,000	4,484
Net cash provided by financing activities	9,938	12,933	9,706
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(616)	(561)	(397)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,358)	905	(55,242)
Cash, cash equivalents and restricted cash:
Beginning of period	41,894	40,989	96,231
End of period	$30,536	$41,894	$40,989
Cash and cash equivalents	$30,536	$41,351	$40,446
Restricted cash included in other assets	—	543	543
Total cash, cash equivalents and restricted cash	$30,536	$41,894	$40,989
Supplemental disclosures of cash activities:
Cash paid for income taxes	$1,769	$2,469	$781
Cash paid for interest	$45	$43	$101
Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$553	$770	$663
Net change in unrealized gains or losses on available-for-sale debt securities	$60	$863	$(612)
Change in purchases of property and equipment included in accounts payable and other accrued liabilities	$594	$—	$15
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
Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal 2025, 2024 and 2023 refer to the years ended January 31, 2025, 2024 and 2023, respectively.
Segment Information
The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews and manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are restructuring, impairment of capitalized internal-use software, interest expense, other income, net and the provision for income taxes, which are reflected in the consolidated statements of comprehensive income.
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
Foreign Currency
The reporting currency of the Company is the United States dollar (“U.S. Dollar”). The functional currency of each of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, each foreign subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while nonmonetary items are remeasured at historical rates. Revenue and expense items are remeasured at the exchange rates in effect on the day the transaction occurred, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Remeasurement adjustments are recognized in other income, net in the consolidated statements of operations. The Company had foreign currency transaction losses of $0.9 million, $0.8 million and $0.5 million for the years ended January 31, 2025, 2024 and 2023, respectively.
Revenue Recognition
The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).
Revenue is derived from sales of subscriptions and services.
Subscription revenue consists of revenue from: (1) term-based software licenses sold in conjunction with post-contract support (“PCS” or “Support”) and (2) DBaaS offering sold on a consumption model. PCS bundled with software licenses includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. The software license is presented as “License.” PCS and DBaaS revenue are presented as “Support and other” in the Company’s consolidated statements of operations. The software license in the subscription is a distinct performance obligation from PCS. License revenue is recognized upon transfer when the customer has received access to the software. The PCS is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to the customer and represents a substantial majority of the Company’s revenue. Customers choose to consume our DBaaS offering with the credits purchased through our annual credit model or as monthly on-demand. Performance obligations related to DBaaS offering are recognized on a usage-basis as the consumption of this service represents a direct measurement of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract. The non-cancelable term of the Company’s subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances. The Company typically bills subscription revenue annually in advance. Customer on-demand arrangements generally have a monthly stated contract term and are billed monthly in arrears. “Other” revenue was not material for the three years ended January 31, 2025, 2024 and 2023.
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
Advertising
Advertising costs are charged to sales and marketing expenses in the consolidated statement of operations in the period incurred. These costs were not material for the years ended January 31, 2025, 2024 and 2023.
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
Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive shares to the extent they are dilutive. For purposes of this calculation, stock options, common stock warrants, RSUs and employee stock purchase rights under the ESPP are considered to be potentially dilutive shares but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original or remaining maturities of three months or less when purchased to be cash and cash equivalents.
Restricted Cash
For the year ended January 31, 2024, the Company had restricted cash held in a money market account in connection with a lease agreement for the Company’s facilities. Restricted cash is included in other assets on the consolidated balance sheets as the related lease expires more than one year from the balance sheet date.
Short-Term Investments
The Company determines the appropriate classification of its investments at the time of purchase. As the Company views these securities as available to support current operations, it accounts for these debt securities as available-for-sale and classifies them as current assets on its consolidated balance sheets. These securities are recorded at estimated fair value. When the fair value of a security declines below its amortized cost basis, the carrying value of the security will be reduced to its fair value if it is more likely than not that management is required to sell the impaired security before recovery of its amortized basis, or management has the intention to sell the security. If neither of these conditions are met, the Company determines whether any portion of the decline is due to credit losses. Any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Company’s consolidated statement of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive income and are recognized in the Company’s consolidated statement of operations only if the Company sells or intends to sell the security before recovery of its cost basis.
Realized gains and losses are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations. Realized gains and losses for the years ended January 31, 2025, 2024 and 2023 were not material.
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
Unbilled accounts receivable represents revenue recognized on contracts in excess of invoiced amounts. Unbilled accounts receivable as of January 31, 2025 and 2024 were not material.
The following table presents the changes in the allowance for credit losses (in thousands):

	Year Ended January 31,
	2025	2024	2023
Beginning balance	$224	$173	$108
Add: bad debt expense	219	51	69
Less: write-offs, net of recoveries	(24)	—	(4)
Ending balance	$419	$224	$173
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
No customer accounted for 10% or more of total revenue for the years ended January 31, 2025, 2024 and 2023. No customer accounted for 10% or more of gross accounts receivable as of January 31, 2025 and 2024.
Fair Value of Financial Instruments
The Company accounts for certain of its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (at an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
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
Capitalized internal-use software costs are included in property and equipment, net on the consolidated balance sheets. These costs are amortized on a straight-line basis over their estimated useful life commencing when assets are initially placed into service for their intended use. Amortization expense of capitalized internal-use software costs was included in cost of subscription revenue in the consolidated statements of operations. Impairment charges to capitalized internal-use software during the years ended January 31, 2025 and 2023 were not material. During the year ended January 31, 2024, the Company recorded an impairment charge of $5.2 million for certain previously capitalized internal-use software that would no longer be placed into service.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for property and equipment if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value. No impairment of long-lived assets occurred during the years ended January 31, 2025 and 2023. See “Capitalized Internal-Use Software” above for further information on the impairment charge recorded during the year ended January 31, 2024.
Deferred Commissions
The Company capitalizes certain sales commissions, including related payroll taxes, earned by the Company’s sales force, which are considered to be incremental costs that would not be incurred absent of the contract. Commissions earned on the initial acquisition of a contract are amortized based on expected future revenue stream over a period of benefit. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and duration of customer relationships. Commissions for renewal contracts are not commensurate with the commission paid for initial acquisition of a contract and are amortized based over the related contractual renewal period. The deferred commission amounts are recoverable through the future revenue streams under the customer contracts. On an annual basis, the Company assesses the expected period of benefit by taking into consideration its customer contracts, its technology and duration of customer relationships. During the first quarter of fiscal year 2025, the Company determined the expected period of benefit for incremental costs of customer contracts should be increased from three to four years. This change in accounting estimate was effective February 1, 2024 and is accounted for prospectively in the Company’s consolidated financial statements. The change in the period of benefit did not have a material impact to the Company’s consolidated financial statements. Amortization of deferred commissions is included in sales and marketing expenses in the consolidated statements of operations. Impairment losses related to deferred sales commissions were immaterial for the years ended January 31, 2025, 2024 and 2023. Commissions that will be amortized within the next twelve months are classified as current with the remainder classified as non-current on the consolidated balance sheets.
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
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements. ASU 2023-07 expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosure requirements of ASU 2023-07 are required for all entities including entities with a single reportable segment. The Company adopted this ASU for the fiscal year ended January 31, 2025 using a retrospective method. For further information, refer to the Segment Information section above.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires companies to disclose additional information about income taxes, primarily their rate reconciliation information and income taxes paid. The new guidance requires companies to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. Additionally, companies will be required to annually disclose income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for the Company for the fiscal year ending January 31, 2026, and may be applied on a retrospective or prospective basis. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.
In November 2024, the FASB issued ASU No.2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) to require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied on a retrospective or prospective basis. Early adoption is permitted. The Company is currently evaluating whether this standard will have a material impact on its consolidated financial statements.
3. Cash Equivalents and Short-Term Investments
The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents:
Money market funds	$15,297	$—	$—	$15,297
Total cash equivalents	15,297	—	—	15,297
Short-Term Investments:
U.S. government treasury securities	82,486	115	(29)	82,572
Corporate debt securities	29,089	42	(12)	29,119
Commercial paper	4,944	—	—	4,944
Total short-term investments	116,519	157	(41)	116,635
Total	$131,816	$157	$(41)	$131,932

	As of January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents:
Money market funds	$32,895	$—	$—	$32,895
Total cash equivalents	32,895	—	—	32,895
Short-Term Investments:
U.S. government treasury securities	85,525	58	(7)	85,576
Corporate debt securities	13,712	14	(1)	13,725
U.S. government agency securities	7,999	—	(8)	7,991
Commercial paper	4,845	—	—	4,845
Asset-backed securities	144	—	—	144
Total short-term investments	112,225	72	(16)	112,281
Total	$145,120	$72	$(16)	$145,176
During the years ended January 31, 2025, 2024 and 2023, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income related to unrealized gains or losses in other income, net in the consolidated statements of operations.
As of January 31, 2025, the Company’s short-term investments consisted of $76.8 million and $39.8 million with contractual maturities due within one year and due after one year through three years, respectively. As of January 31, 2024, the Company’s short-term investments consisted of $97.6 million and $14.7 million with contractual maturities due within one year and due after one year through three years, respectively.
The Company’s gross unrealized losses and fair values for short-term investments that were in an unrealized loss position as of January 31, 2025 and 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	As of January 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(29)	$22,752	$—	$—	$(29)	$22,752
Corporate debt securities	(12)	12,577	—	—	(12)	12,577
Total	$(41)	$35,329	$—	$—	$(41)	$35,329

	As of January 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(7)	$22,746	$—		$(7)	$22,746
U.S. government agency securities	(8)	7,991	—	—	(8)	7,991
Corporate debt securities	(1)	5,008	—		(1)	5,008
Asset-backed securities	—	—	—	144	—	144
Total	$(16)	$35,745	$—	$144	$(16)	$35,889
As of January 31, 2025 and 2024, the Company had 7 and 13 short-term investments in an unrealized loss position, respectively. As of January 31, 2025, the Company determined that the declines in the market value of its investment portfolio were not driven by credit related factors. There were no credit or non-credit impairment charges recorded during the years ended January 31, 2025, 2024 and 2023.
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
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of January 31, 2025
	Level 1	Level 2	Total
Cash Equivalents:
Money market funds	$15,297	$—	$15,297
Total cash equivalents	15,297	—	15,297
Short-Term Investments:
U.S. government treasury securities	—	82,572	82,572
Corporate debt securities	—	29,119	29,119
Commercial paper	—	4,944	4,944
Total short-term investments	—	116,635	116,635
Total	$15,297	$116,635	$131,932

	As of January 31, 2024
	Level 1	Level 2	Total
Cash Equivalents:
Money market funds	$32,895	$—	$32,895
Total cash equivalents	32,895	—	32,895
Short-Term Investments:
U.S. government treasury securities	—	85,576	85,576
Corporate debt securities	—	13,725	13,725
U.S. government agency securities	—	7,991	7,991
Commercial paper	—	4,845	4,845
Asset-backed securities	—	144	144
Total short-term investments	—	112,281	112,281
Total	$32,895	$112,281	$145,176
The Company classifies its money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. government agency securities, asset-backed securities, commercial paper, corporate debt securities, and U.S. government treasury securities within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. As of January 31, 2025 and 2024, the Company did not have any Level 3 financial assets or liabilities measured at fair value.
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of January 31,
	2025	2024
Prepaid expenses	$5,657	$4,793
Prepaid software	7,493	4,429
Other current assets	2,056	1,163
Total prepaid expenses and other current assets	$15,206	$10,385

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2025	2024
Computer equipment	$3,804	$3,736
Furniture and fixtures	489	418
Capitalized internal-use software	13,759	8,743
Leasehold improvements	1,903	1,903
Construction in progress	850	—
Construction in progress - capitalized internal-use software	670	2,571
Total gross property and equipment	21,475	17,371
Accumulated depreciation and amortization	(14,261)	(12,044)
Total property and equipment, net	$7,214	$5,327
Depreciation and amortization expense was $2.3 million, $2.4 million and $3.2 million for the years ended January 31, 2025, 2024 and 2023, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $1.8 million, $1.7 million and $2.2 million for the years ended January 31, 2025, 2024 and 2023, respectively.
During the year ended January 31, 2024, the Company recorded an impairment charge of $5.2 million for certain previously capitalized internal-use software that would no longer be placed into service. Impairment charges for capitalized internal-use software were recorded during the years ended January 31, 2025 and 2023 were not material.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of January 31,
	2025	2024
Accrued bonus	$6,728	$7,056
Accrued commissions	7,976	4,852
Accrued payroll and benefits	4,754	4,690
Employee contributions under the ESPP	1,633	1,518
Total accrued compensation and benefits	$21,091	$18,116
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of January 31,
	2025	2024
Third-party cloud infrastructure	$4,292	$1,503
Accrued professional fees	1,654	1,190
Sales and value added tax payable	727	517
Income taxes payable	177	173
Other	1,593	1,198
Total other accrued liabilities	$8,443	$4,581

6. Deferred Revenue and Remaining Performance Obligations
Deferred Revenue
Deferred revenue, including current and non-current balances, as of January 31, 2025 and 2024 was $96.9 million and $84.5 million respectively. Approximately 39% and 40% of the total revenue recognized during the years ended January 31, 2025 and 2024 was from deferred revenue at the beginning of each period.
Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of January 31, 2025, the Company’s RPOs were $251.1 million. The Company expects to recognize revenue of $158.0 million of these remaining performance obligations over the next twelve months and the substantial majority of the remainder in the next 13 months to 36 months.
7. Debt
Credit Facility
On June 5, 2023, the Company terminated the revolving line of credit facility with Silicon Valley Bank (“SVB”) pursuant to Section 12.1 of the Amended and Restated Loan and Security Agreement with SVB. Any termination fees have been waived by SVB. At the time of termination, no borrowings were outstanding under the SVB Credit Facility. Concurrently with the termination of the SVB Credit Facility, all liens securing the Company’s obligations under the SVB Credit Facility were released.
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
Under the Credit Facility, the Company is subject to a minimum consolidated adjusted EBITDA covenant, tested quarterly. The Credit Facility also contains certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates, in each case, subject to customary and other agreed limitations and exceptions. As of January 31, 2025, the Company has outstanding letters of credit totaling $1.4 million against the $5.0 million sublimit in connection with the One Santana Lease (as defined in footnote 8 below).
The Company did not have any debt outstanding under the Credit Facility as of January 31, 2025 and was in compliance with the financial covenants associated with the Credit Facility as of January 31, 2025.
8. Leases

The Company leases facilities under non-cancelable operating leases, primarily for rent of office space.
As of January 31, 2025 the Company’s leases have various expiration dates through August 2032, some of which include options to extend the leases for up to 7 years. The Company does not have any finance leases.
The components of lease costs were as follows (in thousands):

	Year Ended January 31,
	2025	2024
Operating lease costs	$3,303	$3,075
Variable lease costs	$624	$647
Short-term lease costs	$502	$202
The following table presents supplemental cash flow information related to leases (in thousands):

	Year Ended January 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,460	$3,389
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,880	$769
The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	Year Ended January 31,
	2025	2024
Weighted-average remaining lease term	5.2 years	2.0 years
Weighted-average discount rate	5.9%	4.4%
As of January 31, 2025, remaining maturities of operating lease liabilities were as follows (in thousands):

Period	Operating Leases
Fiscal 2026*	$(2,257)
Fiscal 2027	1,327
Fiscal 2028	1,191
Fiscal 2029	1,229
Fiscal 2030 and thereafter	4,714
Total lease payments	6,204
Less: imputed interest	(1,888)
Total	$4,316
*Net of tenant improvement allowance receivables related to the One Santana Lease.
On August 2024, the Company entered into a lease agreement with SR Winchester, LLC (the "One Santana Lease"). The One Santana Lease commenced in September 2024 and has a term of 96 months. At the end of the term, the Company has the right to extend the term of the One Santana Lease for an additional seven years at the then-prevailing market rate. The Company expects to start making recurring rental payments under the lease in the third quarter of fiscal 2026, and the total future minimum lease payments related to the One Santana Lease is approximately $8.6 million. Additionally, the Company has participated in the construction of the office space, which will be reimbursed by the landlord through a tenant improvement allowance of approximately $3.9 million. The new leased facility will be held as the Company's new headquarters following the expiration of the current lease for the facility in Santa Clara, California in fiscal 2026.

9. Commitments and Contingencies
Other Contractual Commitments
Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.
Future minimum payments under the Company’s non-cancelable purchase commitments as of January 31, 2025 are presented in the table below (in thousands):

Minimum Annual Commitments
Year Ending January 31,
2026	$23,654
2027	14,765
2028	13,924
2029	1,167
2030 and thereafter	—
Total	$53,510
Legal Matters
From time to time, the Company is a party to various legal matters, threatened claims, or proceedings in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Legal accruals are recorded when and if it is determined that a loss related to a certain matter is both probable and reasonably estimable. The Company is not currently a party to any legal proceedings that, if determined adversely to it, would, in management’s opinion, have a material and adverse effect on the Company’s financial condition, results of operations, or cash flows.
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
10. Stockholders’ Equity and Employee Incentive Plans
Redeemable Convertible Preferred Stock
As of January 31, 2025 and 2024, there were no shares of redeemable convertible preferred stock issued and outstanding.
In connection with the IPO, the Company’s Amended and Restated Certificate of Incorporation became effective, which authorized the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 shares of common stock at a par value of $0.00001 as of January 31, 2025 and 2024.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of January 31, 2025 and 2024, no dividends have been declared.
The Company has reserved common stock for future issuance as follows:

	January 31, 2025	January 31, 2024
Stock options outstanding	4,835,686	5,889,938
Shares available for future issuance under the 2021 Plan	3,522,329	2,659,940
Restricted stock units issued and outstanding	3,911,414	4,947,920
Shares available for future issuance under the 2023 Inducement Plan	936,236	980,977
ESPP	1,458,638	1,239,636
Common stock warrants	105,350	105,350
Total	14,769,653	15,823,761
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
The Company recognized stock-based compensation expense related to the ESPP of $2.1 million, $1.4 million, and $2.0 million during the years ended January 31, 2025, 2024, and 2023, respectively. ESPP payroll contributions used to purchase shares are reclassified to stockholders’ equity on the purchase date. As of January 31, 2025, $1.4 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 1.0 year.
During the year ended January 31, 2025, 271,796 shares of common stock were issued under the ESPP.
Stock Options
The following table summarizes stock option activity under the Stock Plans for the year ended January 31, 2025 (aggregate intrinsic value in thousands):

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Balances as of January 31, 2024	5,889,938	$10.38	4.84	$86,742
Options exercised	(922,419)	$6.96
Options cancelled	(131,833)	$22.78
Balances as of January 31, 2025	4,835,686	$10.69	3.87	$40,017

Options vested and expected to vest as of January 31, 2025	4,835,686	$10.69	3.87	$40,017
Options vested and exercisable as of January 31, 2025	4,801,221	$10.59	3.85	$40,017
There were no stock options granted during the years ended January 31, 2025, 2024, and 2023. The total intrinsic value of options exercised during the years ended January 31, 2025, 2024 and 2023 was $14.3 million, $22.2 million, and $9.3 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The total grant-date fair value of stock options vested was $4.7 million, $6.0 million, and $10.3 million during the three years ended January 31, 2025, 2024 and 2023, respectively.
The Company recognized stock-based compensation expense related to stock options of $3.4 million, $4.2 million and $6.4 million, during the years ended January 31, 2025, 2024 and 2023, respectively. As of January 31, 2025, there was $0.2 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.3 years.
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
The following table is a summary of RSU activity for the year ended January 31, 2025:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2024	3,909,920	$17.56
RSUs granted	2,382,461	$25.41
RSUs vested	(2,529,486)	$19.71
RSUs forfeited	(555,083)	$20.06
Balances as of January 31, 2025	3,207,812	$21.26
The aggregate grant date fair value of the RSU awards granted was $60.5 million, $47.4 million and $77.2 million during the years ended January 31, 2025, 2024 and 2023, respectively, which represents the fair value of the common stock on the date the service-based vesting awards were granted. The total grant-date fair value of RSUs vested was $49.8 million, $31.4 million, and $10.4 million during the three years ended January 31, 2025, 2024 and 2023, respectively.
We recognized $52.6 million, $32.8 million, and $15.3 million in stock-based compensation expense related to service vesting-based RSUs during the years ended January 31, 2025, 2024 and 2023, respectively. As of January 31, 2025, there was $56.4 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over a weighted-average vesting period of 1.5 years.
Performance-based and Market-based Awards
Modification of Market-based Awards
During the years ended January 31, 2023 and 2022, the Board of Directors granted restricted stock unit awards with market-based vesting conditions (“Market-based RSUs”) to certain executive officers and members of senior management pursuant to the 2021 Plan. The Market-based RSUs are comprised of four tranches that vest depending on a consecutive 60-trading day stock price target of the Company’s common stock. The grant fair value of each tranche was calculated using a Monte Carlo simulation model with the following assumptions: (i) valuation date of January 26, 2022, (ii) valuation date stock price of $20.22 per share of our common stock, (iii) simulation term of 5.0 years, (iv) expected volatility of 50.0%, (v) risk-free interest rate of 1.7%, and (vi) no expected dividend yield.
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
There were 195,998 awards vested during the year ended January 31, 2025 with a total grant-date fair value of $3.2 million. No awards vested during the years ended January 31, 2024 and 2023.
The Company recognized a total of $2.5 million and $6.1 million in stock-based compensation expense related to PSUs during the year ended January 31, 2025 and 2024, respectively. As of January 31, 2025, there were 598,002 awards outstanding and a total of $2.6 million of unrecognized compensation expense related to PSUs expected to be recognized over an average vesting period of 1.7 years.
Market-based Awards
The 220,000 awards granted to certain members of senior management were modified to revise the 60-trading day stock price target of the Company’s common stock and the requisite service periods. The incremental stock-based compensation expense related to these modified awards was not material.
The Company recognized a total of $0.7 million and $1.2 million in stock-based compensation expense related to market-based awards during the year ended January 31, 2025 and 2024, respectively.
There were 79,200 awards vested during the year ended January 31, 2025 with a total grant-date fair value of $1.2 million. No awards vested during the years ended January 31, 2024 and 2023. As of January 31, 2025, there were 105,600 awards outstanding and a total of $0.1 million of unrecognized compensation expense related to market-based RSUs expected to be recognized over an average vesting period of 0.4 years.
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
The fair value of employee stock purchase rights for the offering period under the ESPP was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended January 31,
	2025	2024	2023
Employee Stock Purchase Plan:
Expected term (in years)	1.1	1.0	0.9
Expected volatility	59.2%	62.9%	63.0%
Risk-free interest rate	4.7%	5.3%	0.6%
Dividend yield	—	—	—

Stock-Based Compensation
Stock-based compensation expense, net of amounts capitalized was as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Cost of revenue - subscription	$1,200	$707	$535
Cost of revenue - services	455	529	433
Research and development	17,134	12,920	7,937
Sales and marketing	21,910	15,771	9,426
General and administrative	20,598	15,846	7,390
Restructuring	—	1	65
Total stock-based compensation expense	$61,297	$45,774	$25,786
11. Income Taxes
The components of loss before income taxes were as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
United States	$(78,616)	$(86,826)	$(75,449)
International	5,765	7,998	7,993
Total loss before income taxes	$(72,851)	$(78,828)	$(67,456)
The provision for income taxes consists of the following (in thousands):

	Year Ended January 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	100	105	65
Foreign	1,794	1,351	1,459
Total current provision for income taxes	1,894	1,456	1,524

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(92)	(101)	(486)
Total deferred provision for income taxes	(92)	(101)	(486)
Total provision for income taxes	$1,802	$1,355	$1,038

A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is as follows (in percentages):

	As of January 31,
	2025	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	4.6	4.7	4.8
Foreign rate differential	(0.2)	0.9	1.6
Stock-based compensation	(5.9)	(2.1)	(2.6)
Tax credits	1.8	1.4	2.2
U.S. tax on foreign earnings	(1.2)	(1.9)	(1.4)
Change in valuation allowance	(21.5)	(25.1)	(24.2)
Other	(1.1)	(0.6)	(2.9)
Effective tax rate	(2.5)%	(1.7)%	(1.5)%
Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	As of January 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$90,168	$85,747
Tax credit carryforwards	20,797	18,194
Accruals and reserves	3,349	2,978
Interest carryforwards	—	841
Stock-based compensation	4,823	4,687
Capitalized research & development costs	44,069	30,506
Lease liability	853	744
Other	311	1,223
Gross deferred tax assets	$164,370	$144,920
Less: valuation allowance	(152,798)	(137,132)
Total deferred tax assets	$11,572	$7,788

Deferred tax liabilities:
Deferred commissions	$(8,838)	$(6,532)
Right of use asset	(796)	(669)
Other	(1,259)	—
Total deferred tax liabilities	$(10,893)	$(7,201)
Net deferred tax assets	$679	$587
A valuation allowance is provided when it is not more likely than not that some portion of the deferred tax assets will be realized. Management believes that, based on a number of factors, it is more likely than not that the U.S. federal and state net deferred tax assets will not be fully realized, thus a full valuation allowance has been recorded as of January 31, 2025, 2024 and 2023. A valuation allowance of $152.8 million, $137.1 million, and $117.3 million has been established by the Company as of January 31, 2025, 2024 and 2023, respectively. The change in the valuation allowance during the years ended January 31, 2025, 2024 and 2023 was an increase of $15.7 million, $19.8 million and $16.3 million, respectively, primarily due to additional losses.
As of January 31, 2025, the Company had net operating loss carryforwards of $350.2 million for U.S. federal and $211.9 million for U.S. state income tax purposes available to offset future taxable income. The federal and state net operating loss carryforwards will begin expiring in 2028 and 2026, respectively. As of January 31, 2025, the Company had federal and state research and development credits of $17.8 million and $16.7 million, respectively. The federal research and development credits will begin expiring in 2029. The state research and development credits are not currently subject to expiration. Utilization of the net operating loss and tax credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss and tax credit carryforwards before utilization.
Foreign withholding taxes have not been provided for the cumulative undistributed earnings of the Company’s foreign subsidiaries as of January 31, 2025 due to the Company’s intention to permanently reinvest such earnings. Determination of the amount of unrecognized deferred tax liability related to these earnings is not reasonably practicable.
The following table shows the changes in the gross unrecognized tax benefits (in thousands):

	Year Ended January 31,
	2025	2024	2023
Gross unrecognized tax benefits - beginning of period	$12,090	$10,579	$8,835
Increases related to current year tax positions	1,735	1,511	1,744
Gross unrecognized tax benefits - end of period	$13,825	$12,090	$10,579
As of January 31, 2025, 2024 and 2023, no amount of unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate.
There were no interest and penalties associated with unrecognized income tax benefits for the years ended January 31, 2025, 2024 and 2023.
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
12. Restructuring
During the fourth quarter of the fiscal year ended January 31, 2023, the Company initiated a restructuring plan to improve operational efficiency. This plan resulted in severance costs, other related costs, and accelerated stock-based compensation expense related to modifications of vested awards granted to certain employees. As of January 31, 2024, the restructuring plan was complete and there were no additional restructuring charges incurred during the year ended January 31, 2025.
Restructuring expenses were as follows (in thousands):

	Year Ended January 31,
	2024	2023
Employee severance and related costs	$45	$1,598
Stock-based compensation	1	65
Total restructuring expenses	$46	$1,663
Accrued Restructuring
Restructuring liabilities activity for the year ended January 31, 2024 was as follows (in thousands):

Amount
Balance as of January 31, 2023	$1,567
Restructuring charges and adjustments	45
Payments	(1,612)
Balance as of January 31, 2024	$—

13. Geographic Information
The following table depicts the disaggregation of revenue by geographic area based on the billing address of the customer (in thousands):

	Year ended January 31,
	2025	2024	2023
United States	$137,882	$115,427	$95,762
International	71,584	64,610	59,062
Total	$209,466	$180,037	$154,824
No individual foreign country contributed 10% or more of total revenue for the years ended January 31, 2025, 2024 and 2023.
As of January 31, 2025, 2024 and 2023, the majority of the Company’s long-lived assets, including operating lease ROU assets were located in the United States.
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2025	2024	2023
Numerator:
Net loss	$(74,653)	$(80,183)	$(68,494)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	51,310	47,175	44,787
Net loss per share, basic and diluted	$(1.45)	$(1.70)	$(1.53)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share because their impact would have been anti-dilutive (in thousands):

	Year Ended January 31,
	2025	2024	2023
Stock options	4,836	5,890	7,819
RSUs	3,834	4,904	4,499
Employee stock purchase rights under the ESPP	163	147	130
Common stock warrants	105	105	105
Total potentially dilutive securities	8,938	11,046	12,553

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
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2025, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2025 based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of January 31, 2025, which is included in Part II, Item 8 herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fiscal quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
During the fiscal quarter ended January 31, 2025, none of our directors or officers (as defined in Section 16 under the Exchange Act) informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive proxy statement to be filed with the SEC no later than 120 days after January 31, 2025 in connection with our 2025 annual meeting of stockholders, or the 2025 Proxy Statement.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the 2025 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the 2025 Proxy Statement.

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
EXHIBIT INDEX

		Incorporated by Reference

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	333-257205	3.1	September 10, 2021

3.2	Bylaws of the registrant, as amended.	10-Q	333-257205	3.2	September 10, 2021

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the registrant	8-K	001-40601	3.1	June 5, 2024

4.1	Form of common stock certificate of the registrant.	S-1	333-257205	4.1	June 21, 2021

4.2	Seventh Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of May 19, 2020.	S-1	333-257205	4.2	June 21, 2021

4.3	Description of capital stock of the registrant.	10-K	001-40601	4.3	March 31, 2022

10.1*	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-257205	10.1	June 21, 2021

10.2*	Couchbase, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-257205	10.2	July 12, 2021

10.3*	Couchbase, Inc. 2021 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-257205	10.3	July 12, 2021

10.4*	Couchbase, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1	333-257205	10.4	June 21, 2021

10.5*	Couchbase, Inc. 2008 Equity Incentive Plan and related form agreements.	S-1	333-257205	10.5	June 21, 2021

10.6*	Couchbase, Inc. 2021 Executive Incentive Compensation Plan and related form agreements.	S-1	333-257205	10.6	June 21, 2021

10.7*	Amended Outside Director Compensation Policy	10-Q	001-40601	10.1	September 5, 2024

10.8*	Change in Control and Severance Policy and related form agreements.	10-Q	001-40601	10.1	December 4, 2024

10.9*	Confirmatory Employment Letter between the registrant and Matthew M. Cain, dated as of June 17, 2021.	S-1	333-257205	10.9	June 21, 2021

10.10*	Confirmatory Employment Letter between the registrant and Margaret Chow, dated as of June 17, 2021.	S-1	333-257205	10.10	June 21, 2021

10.11*	Employment Agreement between the registrant and Huw Owen, dated as of June 8, 2022.	10-Q	001-40601	10.1	June 7, 2023

10.12	Sublease by and between the registrant and Gigamon Inc., dated as of April 25, 2018.	S-1	333-257205	10.12	June 21, 2021

10.13+^	Loan and Security Agreement, dated as of February 7, 2024, between the Company and MUFG Ltd.	10-Q	001-40601	10.1	June 6, 2024

10.14*	Global Form of Restricted Stock Unit Agreement for the Performance-Based Restricted Stock Unit Program	8-K	001-40601	10.1	January 28, 2022

10.15*	Couchbase, Inc. 2023 Inducement Equity Incentive Pan and related form agreements.	8-K	001-40601	10.1	January 13, 2023

10.16+^	Office Lease Agreement by and between the registrant and SR WINCHESTER, LLC, dated as of August 1, 2024.	10-Q	001-40601	10.2	September 5, 2024

10.17	Amendment to Restricted Stock Unit Agreement (executive employees)	S-8	333-278242	99.4	March 26, 2024

10.18	Amendment to Restricted Stock Unit Agreement (employees)	S-8	333-278242	99.5	March 26, 2024

19	Couchbase, Inc. Insider Trading Policy					X

21.1	List of subsidiaries of the registrant.					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on signature page hereto).					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Couchbase, Inc. Compensation Recovery Policy	10-K	001-40601	97	March 26, 2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X

______________

*	Indicates management contract or compensatory plan.
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

^	Certain portions of these agreements have been omitted to preserve the confidentiality of such information. The Company will furnish copies of any such information to the SEC upon request.
+	The schedules to these agreements have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

Item 16. Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COUCHBASE, INC.

Date: March 25, 2025	By:	/s/ Matthew M. Cain
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

Signature	Title	Date

/s/ Matthew M. Cain	Chair, President and Chief Executive Officer (Principal Executive Officer)	March 25, 2025
Matthew M. Cain

/s/ Bill Carey	Vice President, Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer & Principal Accounting Officer)	March 25, 2025
Bill Carey

/s/ Edward T. Anderson	Director	March 25, 2025
Edward T. Anderson

/s/ Alvina Antar	Director	March 25, 2025
Alvina Antar

/s/ Carol W. Carpenter	Director	March 25, 2025
Carol W. Carpenter

/s/ Lynn M. Christensen	Director	March 25, 2025
Lynn M. Christensen

/s/ Kevin J. Efrusy	Director	March 25, 2025
Kevin J. Efrusy

/s/ Jeff Epstein	Director	March 25, 2025
Jeff Epstein

/s/ Aleksander J. Migon	Director	March 25, 2025
Aleksander J. Migon

/s/ David C. Scott	Director	March 25, 2025
David C. Scott

/s/ Richard A. Simonson	Director	March 25, 2025
Richard A. Simonson