Form 10-Q
period 2025-04-30
Couchbase, Inc.
filed 2025-06-04
CIK 1845022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
3155 Olsen Drive San Jose, California 95117
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 30, 2025, the registrant had 54,084,446 shares of common stock outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future plans or events, management's expectations and opinions or our future financial or operating performance, intentions, designs, expectations or objectives. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “forecast,” “contemplate,” “believe,” “estimate,” “predict,” “seek,” “pursue,” “potential,” "ready," or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our expectations regarding:
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
3

Risk Factor Summary
Our business is subject to significant risks and uncertainties that make an investment speculative and risky. Below we summarize what we believe are the principal risk factors, but these risks are not the only risks we face. You should carefully review and consider the full discussion of our risk factors below this summary, together with the other information in this Quarterly Report on Form 10-Q. If any of the following risks or if any of those listed elsewhere in this Quarterly Report on Form 10-Q actually occur, our business, reputation, financial condition, results of operations, revenue and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
Risks Related to Our Industry and Business
•We have a history of net losses and may not achieve or maintain profitability in the future.
•We may not continue to grow on pace with historical rates.
•If we fail to manage our growth effectively, our brand, business, financial condition and results of operations could be adversely affected.
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
•Our international operations and planned continued international expansion subject us to additional costs and risks, which could adversely affect our business, financial condition and results of operations.

•We track certain key business metrics with internal systems and tools and do not independently verify such metrics. Certain of these metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.
•We depend on our management team and other highly skilled personnel, and we may fail to attract, retain, motivate or integrate highly skilled personnel, which could adversely affect our business, financial condition and results of operations.
•Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.
•We may require additional capital, which may not be available on terms acceptable to us, or at all.
•Future debt obligations could materially and adversely affect our business, financial condition or results of operations.
•We may be unable to make acquisitions and investments or successfully integrate acquired companies and assets into our business, and our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition and results of operations.
•Use of AI, including in our products and services, combined with an evolving regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business.
•Our business could be adversely affected by economic downturns.
•We face fluctuations in currency exchange rates, which could adversely affect our financial condition and results of operations.
•Our business could be adversely affected by pandemics, natural disasters, political crises or other unexpected events.
Risks Related to Our Dependence on Third Parties
•If we are unable to maintain successful relationships with our partners, our business, financial condition and results of operations could be harmed.
•We rely on third-party service providers for many aspects of our business, and any failure to maintain these relationships could harm our business.
•Certain estimates and information we refer to publicly are based on information from third-party sources and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data, and any real or perceived inaccuracies in such estimates and information may harm our reputation and adversely affect our business.
Risks Related to Our Open Source and Intellectual Property
•Our use of third-party open source software in our solutions, the availability of core portions of our source code on an open source or source available basis and contributions to our open source projects could negatively affect our ability to sell our products and provide our services, subject us to possible litigation and allow third parties to access and use software and technology that we use in our business, all of which could adversely affect our business and results of operations.
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
Risks Related to Our Legal and Regulatory Environment
•Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition and results of operations.
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
•If we are not able to comply with, or are perceived to not comply with U.S. and foreign laws, rules, regulations, industry standards, contractual obligations and other requirements relating to data protection, information security and privacy, our business, financial condition and results of operations could be harmed.
•Any future litigation against us could be costly and time-consuming to defend.
•Indemnity provisions in various agreements to which we are party potentially expose us to substantial liability for intellectual property infringement, misappropriation or other violation and other losses.
•A portion of our revenue is generated by sales to heavily regulated organizations, which are subject to a number of challenges and risks.
•Failure to comply with anti-bribery, anti-corruption, anti-money laundering and similar laws could subject us to penalties and other adverse consequences.
•We are subject to governmental export control, trade sanctions and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
•Our international operations may subject us to greater than anticipated tax liabilities.
•Changes in tax laws could materially affect our financial condition, results of operations and cash flows.
•Our ability to use our net operating losses may be limited.
•Adverse outcomes in tax audits or changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
•Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
•Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.
•If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
•We are obligated to maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Risks Related to Ownership of Our Common Stock and Governance Matters
•Operating as a public company has and will require us to incur substantial costs and will require substantial management attention.
•The concentration of our outstanding common stock will limit your ability to influence the outcome of important transactions, including a change in control.
•The market price of our common stock may continue to be volatile, and you could lose all or part of your investment.

•Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline or impair our ability to raise capital through the sale of additional equity securities.
•The issuance of additional stock in connection with financings, acquisitions, investments, our equity compensation plans or otherwise will dilute all other stockholders.
•Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our common stock.
•Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
•If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the market price and trading volume of our common stock could decline.
•We do not intend to pay dividends for the foreseeable future.

Part I – Financial Information
Item 1. Financial Statements (unaudited)
COUCHBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	As of	As of
	April 30, 2025	January 31, 2025
Assets:
Current assets
Cash and cash equivalents	$28,046	$30,536
Short-term investments	113,779	116,635
Accounts receivable, net	43,781	49,242
Deferred commissions	16,921	16,774
Prepaid expenses and other current assets	11,772	15,206
Total current assets	214,299	228,393
Property and equipment, net	10,167	7,214
Operating lease right-of-use assets	3,312	3,935
Deferred commissions, noncurrent	17,702	19,602
Other assets	1,479	1,454
Total assets	$246,959	$260,598
Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable	$4,565	$2,186
Accrued compensation and benefits	9,764	21,091
Other accrued expenses	7,311	8,443
Operating lease liabilities	800	1,356
Deferred revenue	92,178	94,252
Total current liabilities	114,618	127,328
Operating lease liabilities, noncurrent	2,943	2,960
Deferred revenue, noncurrent	3,248	2,694
Total liabilities	120,809	132,982
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 200,000,000 shares authorized as of April 30, 2025 and January 31, 2025; zero shares issued outstanding as of April 30, 2025 and January 31, 2025	—	—
Common stock, $0.00001 par value; 1,000,000,000 shares authorized as of April 30, 2025 and January 31, 2025; 54,041,260 and 53,078,742 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	—	—
Additional paid-in capital	708,941	692,812
Accumulated other comprehensive income	200	116
Accumulated deficit	(582,991)	(565,312)
Total stockholders’ equity	126,150	127,616
Total liabilities and stockholders’ equity	$246,959	$260,598
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share data)

	Three Months Ended April 30,
	2025	2024
Revenue:
License	$9,008	$6,859
Support and other	45,835	42,179
Total subscription revenue	54,843	49,038
Services	1,680	2,289
Total revenue	56,523	51,327
Cost of revenue:
Subscription	5,462	3,957
Services	1,394	1,725
Total cost of revenue	6,856	5,682
Gross profit	49,667	45,645
Operating expenses:
Research and development	18,490	17,847
Sales and marketing	38,160	37,755
General and administrative	11,163	12,583
Business development activities	697	—
Total operating expenses	68,510	68,185
Loss from operations	(18,843)	(22,540)
Interest expense	(15)	—
Other income, net	2,050	1,531
Loss before income taxes	(16,808)	(21,009)
Provision (benefit) for income taxes	871	(14)
Net loss	$(17,679)	$(20,995)
Net loss per share, basic and diluted	$(0.33)	$(0.42)
Weighted-average shares used in computing net loss per share, basic and diluted	53,645	49,788
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended April 30,
	2025	2024

Net loss	$(17,679)	$(20,995)
Other comprehensive income:
Net unrealized gains (losses) on investments, net of tax	84	(271)
Total comprehensive loss	$(17,595)	$(21,266)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	53,078,742	$—	$692,812	$116	$(565,312)	$127,616
Issuance of common stock upon exercise of stock options	206,759	—	1,219	—	—	1,219
Issuance of common stock in connection with employee stock purchase plan	118,609	—	1,424	—	—	1,424
Vesting of restricted stock units	637,150	—	—	—	—	—
Stock-based compensation	—	—	13,486	—	—	13,486
Net unrealized gains on investments	—	—	—	84	—	84
Net loss	—	—	—	—	(17,679)	(17,679)
Balance as of April 30, 2025	54,041,260	$—	$708,941	$200	$(582,991)	$126,150

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	49,079,876	$—	$621,024	$56	$(490,659)	130,421
Issuance of common stock upon exercise of stock options	406,055	—	3,294	—	—	3,294
Issuance of common stock in connection with employee stock purchase plan	123,778	—	1,795	—	—	1,795
Vesting of restricted stock units	610,551	—	—	—	—	—
Stock-based compensation	—	—	14,818	—	—	14,818
Net unrealized losses on investments	—	—	—	(271)	—	(271)
Net loss	—	—	—	—	(20,995)	(20,995)
Balance as of April 30, 2024	50,220,260	$—	$640,931	$(215)	$(511,654)	$129,062
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended April 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(17,679)	$(20,995)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	851	400
Stock-based compensation, net of amounts capitalized	13,384	14,627
Amortization of deferred commissions	5,096	4,096
Non-cash lease expense	720	765
Net accretion of discounts on short-term investments	(302)	(900)
Foreign currency transaction losses	(554)	283
Other	(50)	76
Changes in operating assets and liabilities:
Accounts receivable	6,111	10,165
Deferred commissions	(3,343)	(3,070)
Prepaid expenses and other assets	3,332	31
Accounts payable	1,360	(792)
Accrued compensation and benefits	(11,647)	(9,179)
Other accrued expenses	(1,872)	(813)
Operating lease liabilities	(670)	(843)
Deferred revenue	(1,520)	7,708
Net cash (used in) provided by operating activities	(6,783)	1,559
Cash flows from investing activities:
Purchases of short-term investments	(12,758)	(19,454)
Maturities of short-term investments	16,000	24,144
Purchases of property and equipment	(1,860)	(995)
Net cash provided by investing activities	1,382	3,695
Cash flows from financing activities:
Proceeds from exercise of stock options	1,219	3,294
Proceeds from issuance of common stock under ESPP	1,424	1,795
Net cash provided by financing activities	2,643	5,089
Effect of exchange rate changes on cash, cash equivalents and restricted cash	268	(262)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,490)	10,081
Cash, cash equivalents and restricted cash:
Beginning of period	30,536	41,894
End of period	$28,046	$51,975
Cash and cash equivalents	$28,046	$51,975
Restricted cash included in other assets	—	—
Total cash, cash equivalents and restricted cash	$28,046	$51,975

Supplemental disclosures of cash activities:
Cash (received) paid for income taxes	$(431)	$591
Cash paid for interest	$15	$—

Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$102	$191
Net change in unrealized gains or losses on available-for-sale debt securities	$84	$(271)
Change in purchases of property and equipment included in accounts payable and other accrued expenses	$1,840	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
Couchbase, Inc. provides a unified, AI-ready solution on a single purpose-built platform designed to power the next generation of intelligent applications across cloud, on-premises, and edge environments. Couchbase was incorporated in the State of Delaware in 2008 and is headquartered in San Jose, California. In these notes to the unaudited condensed consolidated financial statements, the “Company,” “Couchbase” “we,” “us,” and “our” refers to Couchbase, Inc. and its subsidiaries on a consolidated basis.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 31, 2025.
The accompanying condensed consolidated financial statements include the accounts of Couchbase, Inc. and its wholly owned subsidiaries and reflect all normal recurring adjustments necessary to state fairly results for interim periods. Interim period results are not necessarily indicative of results for the full fiscal year, ending January 31, 2026. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on January 31. References to a year in these condensed consolidated financial statements relate to the fiscal year rather than to a calendar year.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts stated in the financial statements and accompanying notes. Such estimates include, but are not limited to, standalone selling prices for each distinct performance obligation, capitalized internal-use software costs, expected period of benefit for deferred commissions, valuation of stock-based awards, the determination of allowance for credit losses, the incremental borrowing rate used to measure operating lease liabilities, and accounting for income taxes. The Company bases its estimates on historical experience and assumptions that management believes to be reasonable.
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
Segment Information
The Company has a single operating and reportable segment. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews and manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, general and administrative, and business development costs) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are interest expense, other income, net and the provision (benefit) for income taxes, which are reflected in the condensed consolidated statements of comprehensive income.

Significant Accounting Policies
There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents, restricted cash, and short-term investments with high-quality financial institutions. Cash equivalents consist of money market funds which are invested through financial institutions in the United States. Deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on these deposits.
The Company is exposed to credit risk with accounts receivable in the event of nonpayment by customers. This risk is diversified due to the number of entities comprising the Company’s total accounts receivable balance, as well as their dispersion across different geographies and industries. The Company performs ongoing accounts receivable credit evaluations for certain customers and does not usually require collateral. The Company maintains an allowance for credit losses and historically bad debts have not been material.
No customer accounted for 10% or more of total revenue for the three months ended April 30, 2025 and 2024. One customer accounted for approximately 14% of gross accounts receivable as of April 30, 2025. No customer accounted for 10% or more of gross accounts receivable as of January 31, 2025.
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

3. Cash Equivalents and Short-Term Investments
The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of April 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents:
Money market funds	$14,010	$—	$—	$14,010
Total cash equivalents	14,010	—	—	14,010
Short-Term Investments:
U.S. government treasury securities	80,631	198	(8)	80,821
Corporate debt securities	27,949	21	(11)	27,959
Commercial paper	4,999	—	—	4,999
Total short-term investments	113,579	219	(19)	113,779
Total	$127,589	$219	$(19)	$127,789

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents:
Money market funds	$15,297	$—	$—	$15,297
Total cash equivalents	15,297	—	—	15,297
Short-Term Investments:
U.S. government treasury securities	82,486	115	(29)	82,572
Corporate debt securities	29,089	42	(12)	29,119
Commercial paper	4,944	—	—	4,944
Total short-term investments	116,519	157	(41)	116,635
Total	$131,816	$157	$(41)	$131,932
During the three months ended April 30, 2025 and 2024, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income, net in the condensed consolidated statements of operations.
As of April 30, 2025, the Company’s short-term investments consisted of $90.7 million and $23.1 million with contractual maturities due within one year and due after one year through two years, respectively. As of January 31, 2025, the Company’s short-term investments consisted of $76.8 million and $39.8 million with contractual maturities due within one year and due after one year through three years, respectively.

The Company’s gross unrealized losses and fair values for short-term investments that were in an unrealized loss position as of April 30, 2025 and January 31, 2025 aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	As of April 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Corporate debt securities	$(11)	$12,381	$—	$—	$(11)	$12,381
U.S. government treasury securities	(8)	5,995	—	—	(8)	5,995
Total	$(19)	$18,376	$—	$—	$(19)	$18,376

	As of January 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(29)	$22,752	$—	$—	$(29)	$22,752
Corporate debt securities	(12)	12,577	—	—	(12)	12,577
Total	$(41)	$35,329	$—	$—	$(41)	$35,329
As of April 30, 2025, the Company had 4 short-term investments in an unrealized loss position. As of January 31, 2025, the Company had 7 short-term investments in an unrealized loss position. As of April 30, 2025, the Company determined that the declines in the market value of its investment portfolio were not driven by credit related factors. During the three months ended April 30, 2025 and April 30, 2024, there were no credit or non-credit related impairment charges recorded by the Company.
4. Fair Value Measurements
The Company accounts for certain of its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability (an exit price), in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value, as follows:
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

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of April 30, 2025
	Level 1	Level 2	Total
Cash Equivalents:
Money market funds	$14,010	$—	$14,010
Total cash equivalents	14,010	—	14,010
Short-Term Investments:
U.S. government treasury securities	—	80,821	80,821
Corporate debt securities	—	27,959	27,959
Commercial paper	—	4,999	4,999
Total short-term investments	—	113,779	113,779
Total	$14,010	$113,779	$127,789

	As of January 31, 2025
	Level 1	Level 2	Total
Cash Equivalents:
Money market funds	$15,297	$—	$15,297
Total cash equivalents	15,297	—	15,297
Short-Term Investments:
U.S. government treasury securities	—	82,572	82,572
Corporate debt securities	—	29,119	29,119
Commercial paper	—	4,944	4,944
Total short-term investments	—	116,635	116,635
Total	$15,297	$116,635	$131,932
The Company classifies its money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. government treasury securities, corporate debt securities, and commercial paper within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company did not have any Level 3 financial assets or liabilities measured at fair value as of April 30, 2025 and January 31, 2025.
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2025	2025
Prepaid expenses	$2,924	$5,657
Prepaid software	6,758	7,493
Other current assets	2,090	2,056
Total prepaid expenses and other current assets	$11,772	$15,206

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2025	2025
Computer equipment	$3,891	$3,804
Furniture and fixtures	448	489
Capitalized internal-use software	13,871	13,759
Leasehold improvements	1,903	1,903
Construction in progress	3,971	850
Construction in progress - capitalized internal-use software	1,153	670
Total gross property and equipment	25,237	21,475
Accumulated depreciation and amortization	(15,070)	(14,261)
Total property and equipment, net	$10,167	$7,214
Depreciation and amortization expense was $0.9 million and $0.4 million for the three months ended April 30, 2025 and 2024, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $0.7 million and $0.2 million for the three months ended April 30, 2025 and 2024.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2025	2025
Accrued bonus	$3,245	$6,728
Accrued commissions	2,044	7,976
Accrued payroll and benefits	3,795	4,754
Employee contributions under the ESPP	680	1,633
Total accrued compensation and benefits	$9,764	$21,091
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of April 30,	As of January 31,
	2025	2025
Accrued professional fees	$1,869	$1,654
Third-party cloud infrastructure	1,166	4,292
Sales and value added tax payable	918	727
Income taxes payable	241	177
Other	3,117	1,593
Total other accrued liabilities	$7,311	$8,443
6. Deferred Revenue and Remaining Performance Obligations
Deferred Revenue
Deferred revenue, including current and non-current balances, as of April 30, 2025 and January 31, 2025 was $95.4 million and $96.9 million, respectively. Approximately 72% and 67% of the total revenue recognized during the three months ended April 30, 2025 and 2024, respectively, was from deferred revenue at the beginning of each period.
Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.

As of April 30, 2025, the Company’s RPOs were $239.6 million. The Company expects to recognize revenue of $158.7 million of these remaining performance obligations over the next 12 months and the substantial majority of the remainder in the next 13 months to 36 months.
7. Debt
Under the Company’s loan and security agreement with MUFG Bank, Ltd, for a three-year senior secured revolving loan facility of up to $25.0 million, including a letter of credit sublimit of up to $5.0 million, and an uncommitted accordion feature that provides up to $25.0 million of additional borrowing capacity (the “Credit Facility”), as of April 30, 2025, the Company did not have any debt outstanding under the Credit Facility and had outstanding letters of credit totaling $0.9 million against the letter of credit sublimit.
Under the Credit Facility, the Company is subject to a minimum consolidated adjusted EBITDA covenant, tested quarterly. The Credit Facility also contains certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates, in each case, subject to customary and other agreed limitations and exceptions. The Company was in compliance with the financial covenants as of April 30, 2025.
8. Leases
The Company leases facilities under non-cancelable operating leases, primarily for rent of office space. The Company's leases have various expiration dates through August 2032, some of which include options to extend the leases for up to seven years. The Company does not have any finance leases.
As of April 30, 2025, the Company had an operating lease that had not yet commenced with future minimum lease payments of $4.9 million which are not yet reflected on our consolidated balance sheet. This operating lease commenced in May 2025 with a lease term of 5 years.
The components of lease costs were as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Operating lease costs	$720	$765
Variable lease costs	$499	$157
Short-term lease costs	$133	$123
The following table presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended April 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$670	$843
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$42	$—
The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	April 30, 2025	January 31, 2025
Weighted-average remaining lease term	5.9 years	5.2 years
Weighted-average discount rate	6.1%	5.9%

As of April 30, 2025, remaining maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
Remaining for Fiscal 2026*	$(2,930)
Fiscal 2027	1,330
Fiscal 2028	1,191
Fiscal 2029	1,228
Fiscal 2030 and thereafter	4,714
Total lease payments	5,533
Less: imputed interest	(1,790)
Total	$3,743
*Net of tenant improvement receivables related to the One Santana Lease
9. Commitments and Contingencies
Other Contractual Commitments
Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.
Other than the non-cancelable operating lease described in Note 8, there were no material contractual commitments that were entered into during the three months ended April 30, 2025 that were outside the ordinary course of business.
Legal Matters
From time to time, the Company is a party to various legal matters, threatened claims, or proceedings in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Legal accruals are recorded when, and if, it is determined that a loss related to a matter is both probable and reasonably estimable. The Company is not currently a party to any legal proceedings that, in management’s opinion, if adverse outcomes would arise, would have a material effect on the Company’s financial condition, results of operations, or cash flows.
Indemnification Agreements
In the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which the Company agrees to indemnify customers, vendors, lessors, and other business partners with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. Additionally, the Company entered into indemnification agreements with the Company’s directors and officers that require the Company, among other things, to indemnify them against certain liabilities that may arise from their services as a director or executive officer in any capacity as the Company's director, trustee, general partner, managing member, officer, employee, agent or fiduciary, or with respect to any employee benefit plans. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements, nor are we aware of any such claims that could reasonably be expected to incur material costs.
10. Stockholders’ Equity and Employee Incentive Plans
Redeemable Convertible Preferred Stock
As of April 30, 2025 there were no shares of redeemable convertible preferred stock issued and outstanding.
The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 shares of common stock at a par value of $0.00001 as of April 30, 2025 and January 31, 2025.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of April 30, 2025 and January 31, 2025, no dividends had been declared.
As of April 30, 2025, the Company has reserved common stock for future issuance as follows:

Number of Shares
Stock options outstanding	4,613,167
Restricted stock units issued and outstanding	5,486,157
Remaining shares available for issuance under the 2021 Plan	4,009,014
Shares available for issuance under the 2023 Inducement Plan	907,355
ESPP	1,870,816
Common stock warrants	105,350
Total	16,991,859
Common Stock Warrants
In April 2019, the Company issued warrants in connection with a term loan agreement with a certain lender to purchase 105,350 shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. As of April 30, 2025, all warrants were outstanding and exercisable.
Stock Options
The following table summarizes stock option activity under the 2008 Equity Incentive Plan (the “2008 Plan”), 2018 Equity Incentive Plan (the “2018 Plan”), 2021 Equity Incentive Plan (the “2021 Plan”) and 2023 Inducement Equity Incentive Plan (the “2023 Inducement Plan”), collectively (the “Stock Plans") for the three months ended April 30, 2025 (aggregate intrinsic value in thousands):

	Options Outstanding		Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Number of Options	Weighted- Average Exercise Price
Balances as of January 31, 2025	4,835,686	$10.69	3.87	$40,017
Options exercised	(206,759)	$5.89
Options cancelled	(15,760)	$23.66
Balances as of April 30, 2025	4,613,167	$10.86	3.71	$37,231
Options vested and expected to vest as of April 30, 2025	4,613,167	$10.86	3.71	$37,231
Options vested and exercisable as of April 30, 2025	4,609,330	$10.85	3.71	$37,231
No stock options were granted during the three months ended April 30, 2025 and 2024. The aggregate intrinsic value of options exercised during the three months ended April 30, 2025 and 2024 was $2.0 million and $8.1 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The total grant-date fair value of stock options vested was $0.3 million and $0.9 million during the three months ended April 30, 2025 and 2024, respectively.
The Company recognized stock-based compensation expense related to stock options of $0.6 million and $0.9 million during the three months ended April 30, 2025 and 2024, respectively.
As of April 30, 2025, there was an immaterial amount of unrecognized stock-based compensation expense related to unvested stock options.

Service-Based RSUs
The Company grants restricted stock units (“RSUs") to certain employees which have service-based vesting conditions. The service-based vesting condition for these awards is generally satisfied by rendering continuous service over two to four years, depending on the award, during which time the grants will vest either quarterly or after a one-year cliff with quarterly vesting thereafter.
The following table presents service-based RSU activity for the three months ended April 30, 2025:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2025	3,207,812	$21.26
RSUs granted	2,504,244	$18.25
RSUs vested	(637,150)	$21.07
RSUs forfeited	(162,018)	$22.35
Balances as of April 30, 2025	4,912,888	$19.72
The aggregate fair value of the RSU awards granted was $45.7 million and $47.9 million during the three months ended April 30, 2025 and 2024, respectively. The total grant-date fair value of RSUs vested was $13.4 million and $9.2 million during the three months ended April 30, 2025 and 2024, respectively.
We recognized $13.4 million and $11.6 million in stock-based compensation expense related to service vesting-based RSUs during the three months ended April 30, 2025 and 2024, respectively. As of April 30, 2025, there was $84.9 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over a weighted-average vesting period of 2.0 years.
Performance-based and Market-based Awards
Performance-based Awards
We recognized $(1.2) million and $1.3 million of stock-based compensation expense related to performance-based RSUs (“PSUs") during the three months ended April 30, 2025 and 2024, respectively. Negative amounts represent expense reversals associated with forfeitures that exceeded expenses recognized during the periods presented.
No awards vested during the three months ended April 30, 2025 and 2024. As of April 30, 2025, there were 467,669 awards outstanding and a total of $1.7 million of unrecognized compensation expense related to PSUs expected to be recognized over an average vesting period of 1.2 years.
Market-based Awards
The Company recognized a total of $0.1 million and $0.3 million in stock-based compensation expense related to market-based awards during the three months ended April 30, 2025 and 2024, respectively. No awards vested during the three months ended April 30, 2025. There were 79,200 awards vested during the three months ended April 30, 2024 with a total grant-date fair value of $1.2 million. As of April 30, 2025, there were 105,600 awards outstanding and an immaterial amount of unrecognized compensation expense related to market-based RSUs expected to be recognized over an average vesting period of 0.1 years.
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

The fair value of employee stock purchase rights for the offering period under the 2021 ESPP was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended April 30,
	2025	2024
Employee Stock Purchase Plan:
Expected term (in years)	0.9	1.2
Expected volatility	56.7%	60.1%
Risk-free interest rate	4.1%	5.0%
Dividend yield	—	—
The Company recognized stock-based compensation expense related to the ESPP of $0.4 million and $0.6 million for the three months ended April 30, 2025 and 2024, respectively. As of April 30, 2025, $1.2 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 0.7 years.
During the three months ended April 30, 2025, 118,609 shares of common stock were issued under the ESPP.
Stock-Based Compensation
Stock-based compensation expense, net of amounts capitalized was as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Cost of revenue - subscription	$343	$266
Cost of revenue - services	109	141
Research and development	4,415	3,993
Sales and marketing	5,273	5,223
General and administrative	3,244	5,004
Total stock-based compensation expense	$13,384	$14,627
11. Income Taxes
Accounting for income taxes for interim periods generally requires the provision (benefit) for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, adjusted for discrete items, if any, for the reporting period. The Company updates its estimate of the annual effective tax rate each quarter and records a cumulative adjustment in such period.
The Company recorded $0.9 million of income tax expense for the three months ended April 30, 2025 and an immaterial benefit for the three months ended April 30, 2024. The provision (benefit) for income taxes consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to historical losses in the U.S., a full valuation allowance on the Company’s domestic deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained. The Company has deferred tax attributes for stock-based compensation and fixed assets in the United Kingdom, and has not recorded a valuation allowance on the deferred tax attributes as of April 30, 2025. The Company will continue to evaluate for any future developments.
12. Geographic Information
The following table presents disaggregation of revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended April 30,
	2025	2024
United States	$38,532	$34,682
International	17,991	16,645
Total	$56,523	$51,327

No individual foreign country contributed 10% or more of total revenue for the three months ended April 30, 2025 and 2024.
As of April 30, 2025 and January 31, 2025, the majority of the Company’s long-lived assets, including operating lease right-of-use assets, were located in the United States.
13. Net Loss per Share
Basic net loss per share attributable to the Company’s common stockholders is computed by dividing the net loss attributable to the Company’s common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss position in each period presented.
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended April 30,
	2025	2024
Numerator:
Net loss	$(17,679)	$(20,995)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	53,645	49,788
Net loss per share, basic and diluted	$(0.33)	$(0.42)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of April 30,
	2025	2024
Stock options	4,613	5,465
RSUs	5,408	5,886
Employee stock purchase rights under the ESPP	126	141
Common stock warrants	105	105
Total	10,252	11,597

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2024, 2025 and 2026 are referred to herein as fiscal 2024, fiscal 2025 and fiscal 2026, respectively.
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
The demand for AI-driven applications is driving exponential growth in enterprise data, requiring faster, more flexible, cost-effective, and intelligent data platforms. Businesses face increasing pressure to process real-time AI reasoning at scale, eliminate data silos to improve large language model accuracy, capture transcripts of AI conversations for oversight and validation, minimize operational costs, boost efficiency and drive growth via agentic applications and deliver seamless useful experiences with low latency.
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
As AI-driven applications become a competitive differentiator, many enterprises are turning to Couchbase to accelerate time-to-market, reduce infrastructure complexity, improve AI prompt specificity and context, capture agentic transcripts and artifacts, and ensure seamless scalability from real-time AI inference to high-throughput operational workloads. Unlike legacy databases that struggle with AI scalability or NoSQL solutions that require external AI add-ons, Couchbase provides an AI-ready platform that balances performance, flexibility, and cost efficiency while ensuring enterprise-grade reliability.
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

We have achieved significant growth over our operating history. For the three months ended April 30, 2025 and 2024, our revenue was $56.5 million and $51.3 million, respectively, representing period-over-period growth rate of 10%. As of April 30, 2025 and 2024, our annual recurring revenue (“ARR”) was $252.1 million and $207.7 million, respectively, representing period-over-period growth of 21%. For the three months ended April 30, 2025 and 2024, our net loss was $17.7 million and $21.0 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.
Our Business Model
We generate the substantial majority of our revenue from sales of subscriptions, which accounted for 97% and 96% of our total revenue for the three months ended April 30, 2025 and 2024, respectively. We derive a majority of our subscription revenue from the Enterprise Edition of Couchbase Server and Couchbase Mobile. Couchbase Server is generally licensed per node, which we define as an instance of Couchbase running on a server. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 7am-5pm local time support, 5 days a week with a response time of 5 hours within business hours. These response times are for incidents of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3 incidents, which are less severe, are longer.
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
We also generate revenue from services, which represented 3% and 4% of our total revenue for the three months ended April 30, 2025 and 2024, respectively. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.
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
We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. A significant portion of our revenue in the three months ended April 30, 2025 and 2024 was attributable to our partner ecosystem.

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
Impact of Macroeconomic Conditions
Current macroeconomic conditions, including recessionary fears, inflation concerns, financial and credit market fluctuations, volatility in the capital markets, changes in international trade restrictions, foreign currency headwinds as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. We continue to see longer deal cycles compared to historical results along with an elevation in degree of budget scrutiny, slower than expected product migrations, lower than expected expansions, and customers electing to buy in smaller increments.
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
Continuing to Expand Within Existing Customers
A significant part of our growth has been, and we expect will continue to be, driven by expansion within our existing customer base. Growth of our revenue from our existing customers results from increases in the scale of their deployment for existing use cases, or when customers utilize our platform to address new use cases. In addition, our professional services organization helps customers deploy new use cases and optimize their existing implementations. Our revenue from our subscription offerings varies depending on the scale and performance requirements of our customers’ deployments. We are focusing on growing our subscription revenue, particularly from enterprises, while delivering professional services and training to support this growth. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate of over 115% in six of the past eight quarters.
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

	As of April 30,
	2025	2024

	(in millions)
Capella ARR	$44.0	$23.9
Total ARR	$252.1	$207.7
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

	As of April 30,
	2025	2024
Capella Customers	309	236
Total Customers	937	807

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
We define the non-GAAP financial measures below as their respective GAAP measures, excluding expenses related to stock-based compensation expense, employer taxes on employee stock transactions, restructuring charges, impairment of capitalized internal-use software, and business development activities. We use these non-GAAP financial measures in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.
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

	Three Months Ended April 30,
	2025	2024

	(dollars in thousands)
Total revenue	$56,523	$51,327
Gross profit	$49,667	$45,645
Add: Stock-based compensation expense	452	407
Add: Employer taxes on employee stock transactions	23	70
Non-GAAP gross profit	$50,142	$46,122
Gross margin	87.9%	88.9%
Non-GAAP gross margin	88.7%	89.9%

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

	Three Months Ended April 30,
	2025	2024

	(dollars in thousands)
Total revenue	$56,523	$51,327
Loss from operations	$(18,843)	$(22,540)
Add: Stock-based compensation expense	13,384	14,627
Add: Employer taxes on employee stock transactions	581	1,216
Add: Business development activities	697	—
Non-GAAP operating loss	$(4,181)	$(6,697)
Operating margin	(33)%	(44)%
Non-GAAP operating margin	(7)%	(13)%
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

	Three Months Ended April 30,
	2025	2024

	(in thousands, except share data)
Net loss	$(17,679)	$(20,995)
Add: Stock-based compensation expense	13,384	14,627
Add: Employer taxes on employee stock transactions	581	1,216
Add: Business development activities	697	—
Non-GAAP net loss attributable to common stockholders	$(3,017)	$(5,152)
GAAP net loss per share attributable to common stockholders	$(0.33)	$(0.42)
Non-GAAP net loss per share attributable to common stockholders	$(0.06)	$(0.10)
Weighted average shares outstanding, basic and diluted	53,645	49,788

Free Cash Flow
We define free cash flow as cash used in operating activities less additions to property and equipment, which includes capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. For three months ended April 30, 2025, our free cash flow included an immaterial amount of cash paid for our unused credit facilities as described in Note 7 in the consolidated financial statements.

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(6,783)	$1,559
Less: Additions to property and equipment	(1,860)	(995)
Free cash flow	$(8,643)	$564
Net cash provided by investing activities	$1,382	$3,695
Net cash provided by financing activities	$2,643	$5,089
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
Business Development Activities
Business development activities expenses consist primarily of legal fees and other fees associated with corporate development related strategies.
Interest Expense
Interest expense consists primarily of unused Credit Facility fees.
Other Income, Net
Other income, net consists primarily of foreign currency gains and losses related to the impact of transactions denominated in a foreign currency and interest income.
Provision (benefit) for Income Taxes
Provision (benefit) for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We recorded a full valuation allowance against our U.S. deferred tax assets as we have determined that it is not more likely than not that the deferred tax assets will be realized. The cash tax expenses are impacted by each jurisdiction’s individual tax rates, laws on the timing of recognition of income and deductions and availability of NOLs and tax credits. Our effective tax rate could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2025	2024
Revenue:
License	$9,008	$6,859
Support and other	45,835	42,179
Total subscription revenue	54,843	49,038
Services	1,680	2,289
Total revenue	56,523	51,327
Cost of revenue:
Subscription(1)	5,462	3,957
Services(1)	1,394	1,725
Total cost of revenue	6,856	5,682
Gross profit	49,667	45,645
Operating expenses:
Research and development(1)	18,490	17,847
Sales and marketing(1)	38,160	37,755
General and administrative(1)	11,163	12,583
Business development activities	697	—
Total operating expenses	68,510	68,185
Loss from operations	(18,843)	(22,540)
Interest expense	(15)	—
Other income, net	2,050	1,531
Loss before income taxes	(16,808)	(21,009)
Provision (benefit) for income taxes	871	(14)
Net loss	$(17,679)	$(20,995)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Cost of revenue - subscription	$343	$266
Cost of revenue - services	109	141
Research and development	4,415	3,993
Sales and marketing	5,273	5,223
General and administrative	3,244	5,004
Total stock-based compensation expense	$13,384	$14,627

The following table presents our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended April 30,
	2025	2024
Revenue:
License	16%	13%
Support and other	81	82
Total subscription revenue	97	96
Services	3	4
Total revenue	100	100
Cost of revenue:
Subscription	10	8
Services	2	3
Total cost of revenue	12	11
Gross profit	88	89
Operating expenses:
Research and development	33	35
Sales and marketing	68	74
General and administrative	20	25
Business development activities	1	—
Total operating expenses	121	133
Loss from operations	(33)	(44)
Interest expense	*	—
Other income, net	4	3
Loss before income taxes	(30)	(41)
Provision (benefit) for income taxes	2	*
Net loss	(31)%	(41)%
* Represents less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended April 30, 2025 and 2024
Revenue

	Three Months Ended April 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenue:
License	$9,008	$6,859	$2,149	31%
Support and other	45,835	42,179	3,656	9%
Total subscription revenue	54,843	49,038	5,805	12%
Services	1,680	2,289	(609)	(27)%
Total revenue	$56,523	$51,327	$5,196	10%
Subscription revenue increased by $5.8 million, or 12%, during the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The increase in subscription revenue was primarily driven by growth in revenue from existing customers. Approximately 99% of the increase in revenue was attributable to growth from existing customers. The remaining increase was attributable to new customers as we increased our customer base to 937 customers as of April 30, 2025, from 807 customers as of April 30, 2024.

Services revenue decreased by $0.6 million, or 27%, during the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to a decrease in delivery of professional service hours.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended April 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Cost of revenue:
Subscription	$5,462	$3,957	$1,505	38%
Services	1,394	1,725	(331)	(19)%
Total cost of revenue	$6,856	$5,682	$1,174	21%
Gross profit	$49,667	$45,645
Gross margin	87.9%	88.9%
Headcount (at period end)	66	63
Cost of subscription revenue increased by $1.5 million, or 38%, during the three months ended April 30, 2025 compared to the three months ended April 30, 2024. This change was primarily due to an increase of $1.3 million related to the computing infrastructure costs associated with Couchbase Capella.
Cost of services revenue decreased by an immaterial amount during the three months ended April 30, 2025 compared to the three months ended April 30, 2024.
Gross margin decreased during the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to changes in the mix of subscription and service revenue, including higher costs associated with the growth of our database-as-a-service offering.
Research and Development

	Three Months Ended April 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Research and development:	$18,490	$17,847	$643	4%
Percentage of revenue	33%	35%
Headcount (at period end)	299	294
Research and development increased by $0.6 million, or 4%, during the three months ended April 30, 2025 compared to the three months ended April 30, 2024. This change was primarily due to an increase of $0.7 million in personnel-related costs driven by headcount growth and higher stock-based compensation related to our RSUs.
Sales and Marketing

	Three Months Ended April 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Sales and marketing:	$38,160	$37,755	$405	1%
Percentage of revenue	68%	74%
Headcount (at period end)	343	358
Sales and marketing increased by $0.4 million, or 1%, during the three months ended April 30, 2025 compared to the three months ended April 30, 2024. This increase was primarily due to an increase of $0.5 million in travel-related costs.

General and Administrative

	Three Months Ended April 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
General and administrative:	$11,163	$12,583	$(1,420)	(11)%
Percentage of revenue	20%	25%
Headcount (at period end)	96	81
General and administrative increased by $1.4 million, or 11%, during the three months ended April 30, 2025 compared to the three months ended April 30, 2024. This decrease was primarily due to a decrease of $1.8 million in stock-based compensation largely driven by forfeitures associated with the departure of an executive, partially offset by an increase of $0.4 million in professional services.
Business Development Activities

	Three Months Ended April 30,
	2025	2024	$ Change	% Change

Business development activities:	$697	$—	$697	NM
Percentage of revenue	1%	—%
NM - Not meaningful
Business development activities increased by $0.7 million during the three months ended April 30, 2025 compared to the three months ended April 30, 2024. This increase was primarily driven by legal fees associated with business development activities.
Interest Expense

	Three Months Ended April 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Interest expense	$(15)	$—	$(15)	100%
The change in interest expense during the three and three months ended April 30, 2025 and 2024 was not material.
Other Income, Net

	Three Months Ended April 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Other income, net	$2,050	$1,531	$519	34%
Other income, net fluctuated by $0.5 million during the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to foreign currency gains due to fluctuations in exchange rates, partially offset by a decrease in interest income.

Provision (Benefit) for Income Taxes

	Three Months Ended April 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Loss before income taxes	$(16,808)	$(21,009)	$4,201	(20)%
Provision (benefit) for income taxes	871	(14)	$885	(6321)%
Effective tax rate	(5.2)%	0.1%
The change in provision (benefit) for income taxes for the three months ended April 30, 2025 compared with the same period last year was primarily driven by the mix of income in foreign jurisdictions.
Liquidity and Capital Resources
We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our IPO with net proceeds totaling $214.9 million. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2025 and 2024, and for the three months ended April 30, 2025. As of April 30, 2025, we had an accumulated deficit of $583.0 million.
As of April 30, 2025, we had $141.8 million in cash, cash equivalents and short-term investments. We maintain our cash and cash equivalents, restricted cash and short-term investments with high-quality financial institutions. For more information, see "Concentration of Credit Risk" in Note 2 of our notes to the condensed consolidated financial statements. We believe our existing cash, cash equivalents and short-term investments, our total available borrowing capacity under the Credit Facility (as defined in footnote 7 to our condensed consolidated financial statements) with MUFG Bank, Ltd., and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and cash expenditures for the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future capital requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.
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
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2025, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $239.6 million. We expect to recognize revenue of $158.7 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.

Cash Flows
The following table shows a summary of our cash flows:

	Three Months Ended April 30,
	2025	2024

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,783)	$1,559
Investing activities	$1,382	$3,695
Financing activities	$2,643	$5,089

Operating Activities
Cash used in operating activities for the three months ended April 30, 2025 of $6.8 million primarily consisted of our net loss of $17.7 million, adjusted for non-cash charges of $19.1 million and net cash outflows of $8.2 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities include an $11.6 million decrease in accrued compensation primarily due to timing of bonus and commissions payments, a $3.3 million change in deferred commissions due to lower bookings relative to the fourth quarter of fiscal 2025, and a $1.9 million decrease in accrued expenses and other liabilities due to the timing of accruals and payments. These changes were partially offset by a $6.1 million decrease in accounts receivable related to collections and timing of billings, and a $3.3 million decrease in prepaid expenses and other assets due to the timing of prepaid operating expenses,
Cash provided by operating activities for the three months ended April 30, 2024 of $1.6 million primarily consisted of our net loss of $21.0 million, adjusted for non-cash charges of $19.3 million and net cash inflows of $3.2 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities include a $10.2 million decrease in accounts receivable related to strong collections and timing of billings and a $7.7 million increase in deferred revenue due to timing of billings. These changes were partially offset by a $9.2 million decrease in accrued compensation primarily due to timing of bonus and commissions payments, a $3.1 million increase in deferred commissions related to increased sales during the period, a $0.8 million decrease in lease liabilities driven by monthly rental payments for operating leases, a $0.8 million decrease in accrued expenses and other liabilities due to the timing of accruals and payments, and a $0.8 million decrease in accounts payable due to timing of payments.
Investing Activities
Cash provided by investing activities for the three months ended April 30, 2025 of $1.4 million consisted of maturities of short-term investments net of purchases of $3.2 million, which was partially offset by additions to property and equipment of approximately $1.9 million.
Cash provided by investing activities for the three months ended April 30, 2024 of $3.7 million consisted of maturities of short-term investments net of purchases of $4.7 million and additions to property and equipment of $1.0 million.
Financing Activities
Cash provided by financing activities for the three months ended April 30, 2025 of $2.6 million was primarily due to $1.2 million in proceeds from the issuance of common stock upon exercises of stock options, and $1.4 million in proceeds from the issuance of common stock under our Employee Stock Purchase Plan ("ESPP").
Cash provided by financing activities for the three months ended April 30, 2024 of $5.1 million was primarily due to $3.3 million in proceeds from the issuance of common stock upon exercises of stock options, and $1.8 million in proceeds from the issuance of common stock under our ESPP.
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
For further information on our commitments and contingencies, refer to Note 9 in our unaudited condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended January 31, 2025. For additional information regarding our contractual obligations, see our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, which was filed with the SEC on March 25, 2025.

Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors and other business partners with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. Additionally, we entered into indemnification agreements with our directors and officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could reasonably be expected to have a material effect on our financial condition, results of operations, or cash flows.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, Critical Accounting Policies and Estimates, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
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
Interest Rate Risk
Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, U.S. government treasury securities, commercial paper, U.S. government agency securities, corporate debt securities, and asset-backed securities. As of April 30, 2025, we had cash and cash equivalents of $28.0 million and short-term investments of $113.8 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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
As of April 30, 2025, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our financial condition, results of operations, or cash flows.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II Other Information
Item 1. Legal Proceedings
From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business, as well as governmental and other regulatory investigations and proceedings. In addition, third parties, from time to time, assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material and adverse effect on our business, financial condition, results of operations or cash flows. Future litigation may be necessary to defend ourselves, our partners and our customers, to determine the scope, enforceability and validity of third-party intellectual property and proprietary rights or to establish our intellectual property and proprietary rights. The results of any current or future litigation cannot be predicted with certainty and there can be no assurances that favorable outcomes will be obtained, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management attention and resources and other factors.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. The last day of our fiscal year is January 31. Our fiscal years ended January 31, 2025 and 2024 are referred to herein as fiscal 2025 and fiscal 2024, respectively.
Risks Related to Our Industry and Business
We have a history of net losses and may not achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the future. We incurred net losses of $74.7 million, $80.2 million, $17.7 million, and $21.0 million for fiscal 2025, fiscal 2024 and the three months ended April 30, 2025 and 2024, respectively. As of April 30, 2025, we had an accumulated deficit of $583.0 million. We intend to continue investing significant resources to further develop our platform, and expand our sales, marketing, operations and infrastructure, both domestically and internationally. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.
We may not continue to grow on pace with historical rates.
Our historical revenue, revenue growth, key business metrics or key business metrics growth should not be considered indicative of our future performance. Our revenue was $209.5 million, $180.0 million, $56.5 million and $51.3 million for fiscal 2025, fiscal 2024 and the three months ended April 30, 2025 and 2024, respectively. Our revenue growth rate has fluctuated in prior periods, and we expect our revenue growth rate to continue to fluctuate. Our revenue growth rate may be impacted by a number of factors, including slowing adoption of or demand for our products and services, increasing competition, decreasing growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others.

If we fail to manage our growth effectively, our brand, business, financial condition and results of operations could be adversely affected.
We experienced strong growth in our employee headcount, geographic reach and operations, and we expect to continue to grow in the future. Managing our growth effectively and integrating new employees, technologies and acquisitions into our existing business will require us to continue expanding our operational and financial infrastructure while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel, maintain customer satisfaction and manage our costs and operating expenses. Further, as our customers adopt our products and services for an increasing number of use cases, we have had to support more complex commercial relationships. We must continue to improve and expand our information technology (“IT”), and financial infrastructure, operating and administrative systems and relationships with various partners and other third parties. In addition, we operate globally and have established numerous international subsidiaries. Plans to continue doing so will place additional demands on our resources and operations. If we do not manage the growth of our business and operations effectively, the quality of our products and services and the efficiency of our operations could suffer. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, any of which could adversely affect our brand, business, financial condition and results of operations.
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
Subscription revenue accounts for a significant portion of our revenue, comprising 97% and 96% of total revenue for the three months ended April 30, 2025 and 2024, respectively.
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
•greater risk of unexpected changes in regulatory requirements, increased costs due to changes in tariffs and tax laws, trade laws, export quotas, customs duties, treaties and other trade restrictions;
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
We are developing and have launched new product features, such as Capella iQ, that use or allow our customers to integrate our offerings with AI technologies. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. We may be unsuccessful in developing, integrating or maintaining product features using AI technologies that gain market traction, or in doing so in a cost-effective manner. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively. New or modified legal and regulatory developments regulating AI, such as the EU AI Act and numerous laws proposed, and in certain cases enacted, in various U.S. states and other jurisdictions relating to the development and use of AI technology, can impact the incorporation of AI technologies into our offering and business, and any actual or perceived failure by us to comply with any such legal and regulatory developments or other actual or asserted obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation or other liabilities. The incorporation of AI into our products, or the use of our products as part of AI technologies and applications, may result in new or enhanced governmental or regulatory scrutiny, litigation, intellectual property risks, confidentiality, privacy or security risks, ethical concerns or other complications that could harm our business, reputation or financial condition.
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
We employ a go-to-market business model whereby a portion of our revenue is generated by sales through or with our partners, including CSPs, independent software vendors, systems integrators, technology partners, original equipment manufacturers, marketplaces, and resellers, that further expand the reach of our direct sales force into additional geographies, sectors, industries and channels. We have entered, and intend to continue to enter, into reseller relationships in certain international markets where we do not have a local presence. We provide certain partners with specific training and programs to assist them in selling our products and services, but our efforts to provide training and build relationships may be ineffective. In addition, if our partners are unsuccessful in marketing and selling our products and services, it would limit our planned expansion into certain geographies, sectors, industries and channels. If we are unable to develop and maintain effective sales incentive programs for our partners, we may not be able to successfully incentivize these partners to sell our products and services to customers.
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
We collect, use, store and transmit or otherwise process data as part of our business operations, including personal data in and across multiple jurisdictions. We also use third-party service providers to collect, use, store, transmit, maintain and otherwise process such information. Increasingly, threats from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service, application programming interface attacks or other attacks, employee errors, theft or misuse and general hacking have become more prevalent in our industry and our customers’ industries. The volume and magnitude of such threats may increase over time as threat actors increase and refine their use of AI or other emerging technologies for exploiting security vulnerabilities. Any of these threats could result in security incidents, including unauthorized access or damage to, or disablement, encryption, use, disclosure, modification, destruction, loss or other processing of, our data or customer data (including personal data), software or systems or disrupt our ability to provide our products and services. Actual or perceived security incidents interrupt our operations, harm our reputation and brand, result in significant remediation and cybersecurity protection costs (including deploying additional personnel and modifying or enhancing our protection technologies and investigating and remediating any information security vulnerabilities), result in lost revenue, lead to regulatory investigations and orders, litigation, disputes, indemnity obligations, damages for breach of contract, penalties for violations of law or regulation and other legal risks, increase our insurance premiums, result in other financial exposure, lead to loss of customer confidence in us or decreased use of our products and services or otherwise adversely affect our reputation, competitiveness, business, financial condition and results of operations, and may have these impacts in the future.
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
Given the extent of our business operations, including international activities, we are subject to a variety of federal, state, local and international laws, rules and regulations, as well as industry standards, internal and external privacy policies and contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, storage and other processing of personal information and other data. The regulatory frameworks governing these matters worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future, and it is possible that these or other actual or asserted obligations may be interpreted and applied in manners inconsistent between jurisdictions and in conflict with other rules or our practices. Any actual or perceived failure by us, our suppliers or other third parties with whom we do business to comply with laws, regulations, contractual obligations, or other actual or asserted obligations could result in proceedings against us by governmental entities or others. In many jurisdictions, including the U.S., enforcement actions and consequences for noncompliance are rising. Further, we have received and may in the future receive assertions of noncompliance by private actors. Such assertions may result in fines, investigations or settlement costs. In addition, security advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us. If we fail to follow these standards even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.
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
The UK has adopted a version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions. Furthermore, there will be increasing scope for divergence in application, interpretation and enforcement of data protection law between the UK and the European Economic Area, and the UK has proposed revisions to its data protection laws that, if enacted, would cause them to diverge from the GDPR. We continue to monitor and review the impact of any resulting changes to EU or UK law that could affect our operations. We may incur liabilities, expenses, costs and other operational losses under the GDPR and data protection laws of the applicable EU member states and the UK in connection with any measures we take to comply with them. Other countries have also enacted or are considering laws requiring local data residency or restricting the international transfer of personal data.
In the U.S., data privacy and security laws, regulations and standards at the federal, state and local level continue to evolve and could require us to modify our data processing practices and policies and expose us to further regulatory or operational burdens. For example, the Federal Trade Commission Act broadly prohibits unfair or deceptive business practices and, consequently, informs how we handle and secure personal and sensitive data as well as how we conduct our sales and marketing practices. Additionally, we store and process protected health information on behalf of certain of our customers, which subjects us to a number of data protection, security and privacy requirements under our contracts and under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act. We are also subject to additional data protection, security and privacy requirements relating to cardholder data, including the Payment Card Industry Data Security Standard. If we are, or are perceived to be, unable to maintain the privacy and security of such sensitive and regulated data, we could be subject to claims and demands by private parties, investigations and other proceedings by regulatory authorities, reputational harm, and significant fines, civil and criminal penalties and other liabilities.

At the state level, the California Consumer Privacy Act (“CCPA”), which was subsequently modified by the California Privacy Rights Act, imposes extensive obligations on companies to provide certain privacy disclosures and comply with various consumer rights obligations. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.
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
Certain of our agreements with our customers, partners and other third parties may include capped or uncapped indemnification provisions, which may survive termination or expiration of the applicable agreement and under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred from claims of infringement, misappropriation or violation of intellectual property rights, data breaches, damages or other liabilities caused by us, or relating to or arising from our products and services, our acts or omissions under such agreements or other contractual obligations. Large indemnity payments could harm our business, financial condition and results of operations. Although we attempt to contractually limit indemnity obligations, we are not always successful and may still incur substantial liability related to such claims and we may be required to halt certain functions of our products or services. Moreover, even claims that ultimately are unsuccessful could result in expenses in litigation, divert management’s time and other resources and harm our business and reputation.
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
We are, and expect to continue to be, subject to review and audit by the U.S. Internal Revenue Service and other tax authorities in various domestic and foreign jurisdictions. As a result, we may receive assessments in multiple jurisdictions on various tax-related assertions. Taxing authorities have made inquiries of us and may in the future investigate or challenge our tax positions and methodologies on various matters, including our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. We assess the likelihood of adverse outcomes resulting from any ongoing tax examinations to determine the adequacy of our provision (benefit) for income taxes. These assessments can require considerable judgments and estimates. The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. There can be no assurance that our tax positions and methodologies or calculation of our tax liabilities are accurate or that the outcomes from tax examinations will not have an adverse effect on our financial condition and results of operations. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could adversely affect our financial condition and results of operations.
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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure or difficulties to develop, maintain, implement or improve effective controls or of our independent registered public accounting firm or management to attest to, or report on, the effectiveness of our internal control over financial reporting, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement, maintain, or report effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Any of the foregoing could have an adverse effect on our business, financial condition and results of operations and could cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
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
•actions by activist shareholders or others, and our response to such actions;
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On March 12, 2025, during the quarter ended April 30, 2025, Jeff Epstein, a member of our board of directors terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K, Item 408. The trading arrangement was adopted on March 11, 2024 and was intended to satisfy the affirmative defense in Rule 10b5-1(c).
No other directors or officers (as defined in Section 16 under the Exchange Act) informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the last fiscal quarter.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*	Separation Agreement and Release, effective as of February 25, 2025, by and between Couchbase, Inc. and Gregory Henry					X
10.2*^	Service Provider Agreement, effective as of February 25, 2025, by and between Couchbase, Inc. and Gregory Henry					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101) - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.					X
______________________

*	Indicates management contract or compensatory plan.
#
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

COUCHBASE, INC.

Date: June 4, 2025

	By:	/s/ MATTHEW M. CAIN
Matthew M. Cain
Chair, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ BILL CAREY
Bill Carey
Vice President, Interim Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer & Principal Accounting Officer)