Form 10-Q
period 2025-07-31
Couchbase, Inc.
filed 2025-09-04
CIK 1845022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 29, 2025, the registrant had 55,254,037 shares of common stock outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future plans or events, management's expectations and opinions or our future financial or operating performance, intentions, designs, expectations or objectives. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “forecast,” “contemplate,” “believe,” “estimate,” “predict,” “seek,” “pursue,” “potential,” "ready," or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our expectations regarding:
•our proposed merger with Cascade Parent Inc., including but not limited to our expectations regarding the timing and completion of the proposed merger;
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
•The pendency of the Merger (as defined below) could have an adverse effect on our business and results of operations, and the failure to complete the Merger in a timely manner or at all could aversely effect our business, financial condition, results of operations and stock price.
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business.
•Litigation in connection with the Merger could be costly, prevent consummation of the Merger, divert management’s attention, and otherwise harm our business.
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
•We face economic downturns and fluctuations in currency exchange rates, which could adversely affect our financial condition and results of operations.
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
•Our business is subject to a wide range of laws and regulations, industry standards, contractual obligations and other requirements, many of which are evolving, and failure to comply with or disputes arising in connection with the foregoing could harm our business, financial condition and results of operations.
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
•Any future litigation against us could be costly and time-consuming to defend.
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

Part I – Financial Information
Item 1. Financial Statements (unaudited)
COUCHBASE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	As of	As of
	July 31, 2025	January 31, 2025
Assets:
Current assets
Cash and cash equivalents	$44,110	$30,536
Short-term investments	98,112	116,635
Accounts receivable, net	42,643	49,242
Deferred commissions	17,694	16,774
Prepaid expenses and other current assets	9,493	15,206
Total current assets	212,052	228,393
Property and equipment, net	11,110	7,214
Operating lease right-of-use assets	6,739	3,935
Deferred commissions, noncurrent	19,060	19,602
Other assets	1,473	1,454
Total assets	$250,434	$260,598
Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable	$4,493	$2,186
Accrued compensation and benefits	16,605	21,091
Other accrued expenses	8,095	8,443
Operating lease liabilities	1,053	1,356
Deferred revenue	86,689	94,252
Total current liabilities	116,935	127,328
Operating lease liabilities, noncurrent	7,131	2,960
Deferred revenue, noncurrent	2,359	2,694
Total liabilities	126,425	132,982
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00001 par value; 200,000,000 shares authorized as of July 31, 2025 and January 31, 2025; zero shares issued outstanding as of July 31, 2025 and January 31, 2025	—	—
Common stock, $0.00001 par value; 1,000,000,000 shares authorized as of July 31, 2025 and January 31, 2025; 55,248,577 and 53,078,742 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	—	—
Additional paid-in capital	730,788	692,812
Accumulated other comprehensive income	(2)	116
Accumulated deficit	(606,777)	(565,312)
Total stockholders’ equity	124,009	127,616
Total liabilities and stockholders’ equity	$250,434	$260,598
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue:
License	$5,065	$5,242	$14,073	$12,101
Support and other	50,303	44,051	96,138	86,230
Total subscription revenue	55,368	49,293	110,211	98,331
Services	2,198	2,296	3,878	4,585
Total revenue	57,566	51,589	114,089	102,916
Cost of revenue:
Subscription	5,935	4,455	11,397	8,412
Services	1,406	2,008	2,800	3,733
Total cost of revenue	7,341	6,463	14,197	12,145
Gross profit	50,225	45,126	99,892	90,771
Operating expenses:
Research and development	18,963	17,370	37,453	35,217
Sales and marketing	37,529	36,168	75,689	73,923
General and administrative	11,309	12,636	22,472	25,219
Business development activities	7,828	—	8,525	—
Total operating expenses	75,629	66,174	144,139	134,359
Loss from operations	(25,404)	(21,048)	(44,247)	(43,588)
Interest expense	(15)	(29)	(30)	(29)
Other income, net	1,633	1,741	3,683	3,272
Loss before income taxes	(23,786)	(19,336)	(40,594)	(40,345)
Provision for income taxes	—	559	871	545
Net loss	$(23,786)	$(19,895)	$(41,465)	$(40,890)
Net loss per share, basic and diluted	$(0.43)	$(0.39)	$(0.77)	$(0.81)
Weighted-average shares used in computing net loss per share, basic and diluted	54,707	50,822	54,185	50,311
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

Net loss	$(23,786)	$(19,895)	$(41,465)	$(40,890)
Other comprehensive income:
Net unrealized (losses) gains on investments, net of tax	(202)	242	(118)	(29)
Total comprehensive loss	$(23,988)	$(19,653)	$(41,583)	$(40,919)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2025	54,041,260	$—	$708,941	$200	$(582,991)	$126,150
Issuance of common stock upon exercise of stock options	556,116	—	7,635	—	—	7,635
Vesting of restricted stock units	651,201	—	—	—	—	—
Stock-based compensation	—	—	14,212	—	—	14,212
Net unrealized losses on investments	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	(23,786)	(23,786)
Balance as of July 31, 2025	55,248,577	$—	$730,788	$(2)	$(606,777)	$124,009

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2024	50,220,260	$—	$640,931	$(215)	$(511,654)	129,062
Issuance of common stock upon exercise of stock options	136,338	—	842	—	—	842
Vesting of restricted stock units	926,495	—	—	—	—	—
Stock-based compensation	—	—	16,392	—	—	16,392
Net unrealized gains on investments	—	—	—	242	—	242
Net loss	—	—	—	—	(19,895)	(19,895)
Balance as of July 31, 2024	51,283,093	$—	$658,165	$27	$(531,549)	$126,643
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2025	53,078,742	$—	$692,812	$116	$(565,312)	$127,616
Issuance of common stock upon exercise of stock options	762,875	—	8,854	—	—	8,854
Issuance of common stock in connection with employee stock purchase plan	118,609	—	1,424	—	—	1,424
Vesting of restricted stock units	1,288,351	—	—	—	—	—
Stock-based compensation	—	—	27,698	—	—	27,698
Net unrealized losses on investments	—	—	—	(118)	—	(118)
Net loss	—	—	—	—	(41,465)	(41,465)
Balance as of July 31, 2025	55,248,577	$—	$730,788	$(2)	$(606,777)	$124,009

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	49,079,876	$—	$621,024	$56	$(490,659)	$130,421
Issuance of common stock upon exercise of stock options	542,393	—	4,136	—	—	4,136
Issuance of common stock in connection with employee stock purchase plan	123,778	—	1,795	—	—	1,795
Vesting of restricted stock units	1,537,046	—	—	—	—	—
Stock-based compensation	—	—	31,210	—	—	31,210
Net unrealized losses on investments	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(40,890)	(40,890)
Balance as of July 31, 2024	51,283,093	$—	$658,165	$27	$(531,549)	$126,643
The accompanying notes are an integral part of these condensed consolidated financial statements.

COUCHBASE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(41,465)	$(40,890)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,933	763
Stock-based compensation, net of amounts capitalized	27,483	30,783
Amortization of deferred commissions	10,172	8,280
Non-cash lease expense	1,304	1,530
Net accretion of discounts on short-term investments	(533)	(1,613)
Foreign currency transaction (gains) losses	(719)	291
Other	(19)	200
Changes in operating assets and liabilities:
Accounts receivable	7,240	13,295
Deferred commissions	(10,550)	(8,249)
Prepaid expenses and other assets	5,496	443
Accounts payable	2,667	146
Accrued compensation and benefits	(4,691)	(3,991)
Other accrued expenses	(433)	(1,107)
Operating lease liabilities	(239)	(1,625)
Deferred revenue	(7,898)	(1,547)
Net cash used in operating activities	(10,252)	(3,291)
Cash flows from investing activities:
Purchases of short-term investments	(23,621)	(37,805)
Maturities of short-term investments	42,560	58,144
Purchases of property and equipment	(5,709)	(2,062)
Net cash provided by investing activities	13,230	18,277
Cash flows from financing activities:
Proceeds from exercise of stock options	8,854	4,136
Proceeds from issuance of common stock under ESPP	1,424	1,795
Net cash provided by financing activities	10,278	5,931
Effect of exchange rate changes on cash, cash equivalents and restricted cash	318	(204)
Net increase in cash, cash equivalents and restricted cash	13,574	20,713
Cash, cash equivalents and restricted cash:
Beginning of period	30,536	41,894
End of period	$44,110	$62,607
Cash and cash equivalents	$44,110	$62,607
Restricted cash included in other assets	—	—
Total cash, cash equivalents and restricted cash	$44,110	$62,607

Supplemental disclosures of cash activities:
Cash paid for income taxes, net of refunds received	$258	$1,140
Cash paid for interest	$38	$9

Non-cash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$215	$427
Net change in unrealized gains or losses on available-for-sale debt securities	$(118)	$(29)
Change in purchases of property and equipment included in accounts payable and other accrued expenses	$(92)	$—
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
Proposed Merger with Haveli Investments, L.P.
On June 20, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cascade Parent Inc. (“Parent”) and Cascade Merger Sub Inc. (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Couchbase (the “Merger”), with the Company continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent (the “Surviving Corporation”). Parent and Merger Sub are affiliates of Haveli Investments, L.P. (“Haveli”).
Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each issued and outstanding share of the Company's common stock (subject to certain exceptions) will be automatically converted into the right to receive cash in an amount equal to $24.50, without interest, net of applicable withholding taxes. Outstanding equity awards and warrants will be treated in accordance with the Merger Agreement and generally converted into cash consideration based on the Per Share Price, to the extent vested and in-the-money, subject to the terms and conditions of each award.
The Merger is subject to the approval of the Company’s stockholders at a special meeting of stockholders on September 9, 2025, regulatory clearance, and other customary closing conditions. The Merger Agreement contains customary termination rights and provides for a termination fee of $42.0 million payable by the Company under certain circumstances, or $82.5 million payable by Parent in other specified circumstances.
The Merger is expected to close by the end of calendar year 2025, subject to satisfaction of the closing conditions. Upon closing, the Company will cease to be a publicly traded company and will be delisted from the Nasdaq Global Select Market.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission ("SEC") on June 20, 2025.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended January 31, 2025.
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
Segment Information
The Company has a single operating and reportable segment. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews and manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, general and administrative, and business development costs) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are interest expense, other income, net and the provision for income taxes, which are reflected in the condensed consolidated statements of comprehensive income.
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
No customer accounted for 10% or more of total revenue for the three and six months ended July 31, 2025, and 2024. One customer accounted for approximately 17% of gross accounts receivable as of July 31, 2025. No customer accounted for 10% or more of gross accounts receivable as of January 31, 2025.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. For public business entities, ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating whether this standard will have a material impact on its consolidated financial statements.
3. Cash Equivalents and Short-Term Investments
The following tables summarize the Company’s cash equivalents and short-term investments (in thousands):

	As of July 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents:
Money market funds	$27,024	$—	$—	$27,024
Total cash equivalents	27,024	—	—	27,024
Short-Term Investments:
U.S. government treasury securities	74,368	32	(25)	74,375
Corporate debt securities	23,746	3	(12)	23,737
Total short-term investments	98,114	35	(37)	98,112
Total	$125,138	$35	$(37)	$125,136

	As of January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash Equivalents:
Money market funds	$15,297	$—	$—	$15,297
Total cash equivalents	15,297	—	—	15,297
Short-Term Investments:
U.S. government treasury securities	82,486	115	(29)	82,572
Corporate debt securities	29,089	42	(12)	29,119
Commercial paper	4,944	—	—	4,944
Total short-term investments	116,519	157	(41)	116,635
Total	$131,816	$157	$(41)	$131,932
During the three and six months ended July 31, 2025 and 2024, the Company did not reclassify any amounts to earnings from accumulated other comprehensive income (loss) related to unrealized gains or losses in other income, net in the condensed consolidated statements of operations.
As of July 31, 2025, the Company’s short-term investments consisted of $82.2 million and $15.9 million with contractual maturities due within one year and due after one year through two years, respectively. As of January 31, 2025, the Company’s short-term investments consisted of $76.8 million and $39.8 million with contractual maturities due within one year and due after one year through three years, respectively.
The Company’s gross unrealized losses and fair values for short-term investments that were in an unrealized loss position as of July 31, 2025 and January 31, 2025 aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	As of July 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	(25)	43,351	—	—	(25)	43,351
Corporate debt securities	$(12)	$18,386	$—	$—	$(12)	$18,386
Total	$(37)	$61,737	$—	$—	$(37)	$61,737

	As of January 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. government treasury securities	$(29)	$22,752	$—	$—	$(29)	$22,752
Corporate debt securities	(12)	12,577	—	—	(12)	12,577
Total	$(41)	$35,329	$—	$—	$(41)	$35,329
As of July 31, 2025, the Company had 14 short-term investments in an unrealized loss position. As of January 31, 2025, the Company had 7 short-term investments in an unrealized loss position. As of July 31, 2025, the Company determined that the declines in the market value of its investment portfolio were not driven by credit related factors. During the three and six months ended July 31, 2025 and July 31, 2024, there were no credit or non-credit related impairment charges recorded by the Company.
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
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands):

	As of July 31, 2025
	Level 1	Level 2	Total
Cash Equivalents:
Money market funds	$27,024	$—	$27,024
Total cash equivalents	27,024	—	27,024
Short-Term Investments:
U.S. government treasury securities	—	74,375	74,375
Corporate debt securities	—	23,737	23,737
Total short-term investments	—	98,112	98,112
Total	$27,024	$98,112	$125,136

	As of January 31, 2025
	Level 1	Level 2	Total
Cash Equivalents:
Money market funds	$15,297	$—	$15,297
Total cash equivalents	15,297	—	15,297
Short-Term Investments:
U.S. government treasury securities	—	82,572	82,572
Corporate debt securities	—	29,119	29,119
Commercial paper	—	4,944	4,944
Total short-term investments	—	116,635	116,635
Total	$15,297	$116,635	$131,932
The Company classifies its money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. government treasury securities, corporate debt securities, and commercial paper within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The Company did not have any Level 3 financial assets or liabilities measured at fair value as of July 31, 2025 and January 31, 2025.

5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2025	2025
Prepaid expenses	$2,647	$5,657
Prepaid software	4,498	7,493
Other current assets	2,348	2,056
Total prepaid expenses and other current assets	$9,493	$15,206
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2025	2025
Computer equipment	$3,693	$3,804
Furniture and fixtures	759	489
Capitalized internal-use software	14,330	13,759
Leasehold improvements	6,037	1,903
Construction in progress	196	850
Construction in progress - capitalized internal-use software	1,297	670
Total gross property and equipment	26,312	21,475
Accumulated depreciation and amortization	(15,202)	(14,261)
Total property and equipment, net	$11,110	$7,214
Depreciation and amortization expense was $1.1 million and $0.4 million for the three months ended July 31, 2025 and 2024, respectively, and $1.9 million and $0.8 million for the six months ended July 31, 2025 and 2024, respectively. Included in these amounts were the amortization of capitalized internal-use software development costs of $0.7 million and $0.3 million for the three months ended July 31, 2025 and 2024, respectively, and $1.4 million and $0.5 million for the six months ended July 31, 2025 and 2024, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2025	2025
Accrued bonus	$7,028	$6,728
Accrued commissions	3,530	7,976
Accrued payroll and benefits	4,497	4,754
Employee contributions under the ESPP	1,550	1,633
Total accrued compensation and benefits	$16,605	$21,091

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	As of July 31,	As of January 31,
	2025	2025
Accrued professional fees	$5,007	$1,654
Third-party cloud infrastructure	1,264	4,292
Sales and value added tax payable	306	727
Income taxes payable	125	177
Other	1,393	1,593
Total other accrued liabilities	$8,095	$8,443
6. Deferred Revenue and Remaining Performance Obligations
Deferred Revenue
Deferred revenue, including current and non-current balances, as of July 31, 2025 and January 31, 2025 was $89.0 million and $96.9 million, respectively. Approximately 62% and 58% of the total revenue recognized during the six months ended July 31, 2025 and 2024, respectively, was from deferred revenue at the beginning of each period.
Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of July 31, 2025, the Company’s RPOs were $270.7 million. The Company expects to recognize revenue of $160.3 million of these remaining performance obligations over the next 12 months and the substantial majority of the remainder in the next 13 months to 36 months.
7. Debt
Under the Company’s loan and security agreement with MUFG Bank, Ltd, for a three-year senior secured revolving loan facility of up to $25.0 million, including a letter of credit sublimit of up to $5.0 million, and an uncommitted accordion feature that provides up to $25.0 million of additional borrowing capacity (the “Credit Facility”), as of July 31, 2025, the Company did not have any debt outstanding under the Credit Facility and had outstanding letters of credit totaling $0.9 million against the letter of credit sublimit.
Under the Credit Facility, the Company is subject to a minimum consolidated adjusted EBITDA covenant, tested quarterly. The Credit Facility also contains certain customary affirmative and negative covenants as well as customary events of default, subject to certain exceptions, including restrictions on the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates, in each case, subject to customary and other agreed limitations and exceptions. The Company was in compliance with the financial covenants as of July 31, 2025.
8. Leases
The Company leases facilities under non-cancelable operating leases, primarily for rent of office space. The Company's leases have various expiration dates through August 2032, some of which include options to extend the leases for up to seven years. The Company does not have any finance leases.
The components of lease costs were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Operating lease costs	$584	$765	$1,304	$1,530
Variable lease costs	$127	$164	$626	$321
Short-term lease costs	$104	$125	$237	$248

The following table presents supplemental cash flow information related to leases (in thousands):

	Six Months Ended July 31,
	2025	2024
Supplemental Cash Flow Information:
Operating cash outflows from operating leases	$1,250	$1,625
Cash received for tenant improvement allowance related to the One Santana Lease	$1,011	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,934	$81
The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	July 31, 2025	January 31, 2025
Weighted-average remaining lease term	5.7 years	5.2 years
Weighted-average discount rate	7.5%	5.9%
As of July 31, 2025, remaining maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
Remaining for Fiscal 2026*	$(1,836)
Fiscal 2027	2,207
Fiscal 2028	2,118
Fiscal 2029	2,211
Fiscal 2030 and thereafter	6,091
Total lease payments	10,791
Less: imputed interest	(2,607)
Total	$8,184
*Net of tenant improvement receivables related to the One Santana Lease
9. Commitments and Contingencies
Other Contractual Commitments
Other contractual commitments relate to third-party cloud infrastructure agreements and subscription arrangements.
Other than the non-cancelable operating lease described in Note 8, there were no material contractual commitments that were entered into during three and six months ended July 31, 2025 that were outside the ordinary course of business.
Legal Matters
From time to time, the Company is a party to various legal matters, threatened claims, or proceedings in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Legal accruals are recorded when, and if, it is determined that a loss related to a matter is both probable and reasonably estimable. Other than the merger litigation discussed below, the Company is not currently a party to any legal proceedings that, in management’s opinion, if adverse outcomes would arise, would have a material effect on the Company’s financial condition, results of operations, or cash flows.
On August 14, 2025, two complaints were filed in the Supreme Court of the State of New York, County of New York, captioned Fitzpatrick v. Couchbase, Inc., et al., Index No. 654843/2025 and Thompson v. Couchbase, Inc., et al., Index No. 654856/2025. The complaints allege that the Proxy Statement for the Merger, filed with the SEC on Schedule 14A, is materially incomplete and assert claims for negligent misrepresentation, concealment, and negligence. The complaints name as defendants the Company and the members of its Board of Directors and seek, among other relief, an injunction of the Merger, rescission or rescissory damages (if the Merger is consummated), and attorneys’ fees. The defendants believe the complaints are without merit and they deny the allegations. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from these matters.
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
10. Stockholders’ Equity and Employee Incentive Plans
Redeemable Convertible Preferred Stock
As of July 31, 2025 there were no shares of redeemable convertible preferred stock issued and outstanding.
The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 200,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000,000,000 shares of common stock at a par value of $0.00001 as of July 31, 2025 and January 31, 2025.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of July 31, 2025 and January 31, 2025, no dividends had been declared.
As of July 31, 2025, the Company has reserved common stock for future issuance as follows:

Number of Shares
Stock options outstanding	4,048,818
Restricted stock units issued and outstanding	4,916,442
Remaining shares available for issuance under the 2021 Plan	3,986,350
Shares available for issuance under the 2023 Inducement Plan	856,766
ESPP	1,870,816
Common stock warrants	105,350
Total	15,784,542
Common Stock Warrants
In April 2019, the Company issued warrants in connection with a term loan agreement with a certain lender to purchase 105,350 shares of the Company’s common stock at $7.48 per share, exercisable over 10 years. As of July 31, 2025, all warrants were outstanding and exercisable. Pursuant to the Merger Agreement, the Company shall use reasonable best efforts to enter into a warrant termination agreement with the applicable holders of the warrants, upon which, such warrants shall be cancelled and terminated according to the terms of the Merger Agreement.
Stock Options
The following table summarizes stock option activity under the 2008 Equity Incentive Plan (the “2008 Plan”), 2018 Equity Incentive Plan (the “2018 Plan”), 2021 Equity Incentive Plan (the “2021 Plan”) and 2023 Inducement Equity

Incentive Plan (the “2023 Inducement Plan”), collectively (the “Stock Plans") for the six months ended July 31, 2025 (aggregate intrinsic value in thousands):

	Options Outstanding		Weighted- Average Contractual Term	Aggregate Intrinsic Value
	Number of Options	Weighted- Average Exercise Price
Balances as of January 31, 2025	4,835,686	$10.69	3.87	$40,017
Options exercised	(762,875)	$11.61
Options cancelled	(23,993)	$23.24
Balances as of July 31, 2025	4,048,818	$10.44	3.43	$56,571
Options vested and expected to vest as of July 31, 2025	4,048,818	$10.44	3.43	$56,571
Options vested and exercisable as of July 31, 2025	4,048,818	$10.44	3.43	$56,571
No stock options were granted during the three and six months ended July 31, 2025 and 2024. The aggregate intrinsic value of options exercised during the three months ended July 31, 2025 and 2024 was $5.7 million and $1.9 million, respectively, and $7.7 million and $10.0 million during the six months ended July 31, 2025 and 2024, respectively.
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The total grant-date fair value of stock options vested was an immaterial amount during the three months ended July 31, 2025 and $0.8 million during the three months ended July 31, 2024, respectively, and $0.3 million and $1.7 million during the six months ended July 31, 2025 and 2024, respectively.
The Company recognized an immaterial amount of stock-based compensation expense related to stock options during the three months ended July 31, 2025 and $1.2 million during the three months ended July 31, 2024, respectively, and $0.6 million and $2.1 million during the six months ended July 31, 2025 and 2024, respectively.
As of July 31, 2025, all compensation expense related to stock options have been recognized.
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
The following table presents service-based RSU activity for the six months ended July 31, 2025:

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2025	3,207,812	$21.26
RSUs granted	2,706,487	$18.24
RSUs vested	(1,288,351)	$21.13
RSUs forfeited	(277,975)	$21.09
Balances as of July 31, 2025	4,347,973	$19.44
The aggregate fair value of the RSU awards granted was $3.7 million and $2.7 million during the three months ended July 31, 2025 and 2024, respectively, and $49.4 million and $50.6 million for the six months ended July 31, 2025 and 2024, respectively. The total grant-date fair value of RSUs vested was $13.8 million and $14.9 million during the three months ended July 31, 2025 and 2024, respectively, and $27.2 million and $24.1 million for the six months ended July 31, 2025 and 2024, respectively.
We recognized $13.3 million in stock-based compensation expense related to service vesting-based RSUs during the three months ended July 31, 2025 and 2024, and $26.7 million and $25.0 million for the six months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, there was $73.0 million of unrecognized compensation expense related to service-based RSUs expected to be recognized over a weighted-average vesting period of 1.8 years.

Performance-based and Market-based Awards
Performance-based Awards
We recognized $0.4 million and $1.0 million of stock-based compensation expense related to performance-based RSUs (“PSUs") during the three months ended July 31, 2025 and 2024, respectively, and $(0.8) million and $2.2 million for the six months ended July 31, 2025 and 2024, respectively. Negative amounts represent expense reversals associated with forfeitures that exceeded expenses recognized during the periods presented.
During the three and six months ended July 31, 2025, no awards vested. During the three and six months ended July 31, 2024, 195,998 awards vested with a total grant-date fair value of $3.2 million. As of July 31, 2025, there were 467,669 awards outstanding and a total of $1.3 million of unrecognized compensation expense related to PSUs expected to be recognized over an average vesting period of 1.0 year.
Market-based Awards
The Company recognized an immaterial amount of stock-based compensation expense related to market-based awards during the three months ended July 31, 2025 and $0.1 million during the three months ended July 31, 2024, respectively, and $0.1 million and $0.4 million for the six months ended July 31, 2025 and 2024, respectively. No awards vested during the three and six months ended July 31, 2025. There were 79,200 awards vested during the three months ended July 31, 2024 with a total grant-date fair value of $1.2 million. As of July 31, 2025, there were 100,800 awards outstanding and all share-based compensation expense related to market-based awards have been recognized.
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
The Company recognized stock-based compensation expense related to the ESPP of $0.4 million for the three months ended July 31, 2025 and 2024, and $0.8 million and $1.0 million for the six months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, $0.8 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized over a weighted-average vesting period of 0.6 years.
During the six months ended July 31, 2025, 118,609 shares of common stock were issued under the ESPP.
Stock-Based Compensation
Stock-based compensation expense, net of amounts capitalized was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cost of revenue - subscription	$385	$301	$728	$567
Cost of revenue - services	103	109	212	250
Research and development	4,439	4,214	8,854	8,207
Sales and marketing	5,351	6,162	10,624	11,385
General and administrative	3,821	5,370	7,065	10,374
Total stock-based compensation expense	$14,099	$16,156	$27,483	$30,783

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
The Company recorded an immaterial amount of income tax expense for the three months ended July 31, 2025 and $0.6 million for the three months ended July 31, 2024, and $0.9 million and $0.5 million for the six months ended July 31, 2025 and 2024, respectively. The provision for income taxes consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to historical losses in the U.S., a full valuation allowance on the Company’s domestic deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained. The Company has deferred tax attributes for stock-based compensation and fixed assets in the United Kingdom, and has not recorded a valuation allowance on the deferred tax attributes as of July 31, 2025. The Company will continue to evaluate for any future developments.
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act ("OBBBA"). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the United States taxation of profits derived from foreign operations. The Company is currently evaluating the impact of the OBBBA, but we do not expect it to have a material effect on our condensed consolidated financial statements.
12. Geographic Information
The following table presents disaggregation of revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
United States	$37,596	$34,002	$76,128	$68,684
International	19,970	17,587	37,961	34,232
Total	$57,566	$51,589	$114,089	$102,916
No individual foreign country contributed 10% or more of total revenue for the three and six months ended July 31, 2025 and 2024.
As of July 31, 2025 and January 31, 2025, the majority of the Company’s long-lived assets were located in the United States. One foreign country accounted for 56% of the Company's right-of-use assets as of July 31, 2025.
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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(23,786)	$(19,895)	$(41,465)	$(40,890)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	54,707	50,822	54,185	50,311
Net loss per share, basic and diluted	$(0.43)	$(0.39)	$(0.77)	$(0.81)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	As of July 31,
	2025	2024
Stock options	4,049	5,278
RSUs	4,817	4,899
Employee stock purchase rights under the ESPP	114	151
Common stock warrants	105	105
Total	9,085	10,433

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

We have achieved significant growth over our operating history. For the six months ended July 31, 2025 and 2024, our revenue was $114.1 million and $102.9 million, respectively, representing period-over-period growth rate of 12%. As of July 31, 2025 and 2024, our annual recurring revenue (“ARR”) was $260.5 million and $214.0 million, respectively, representing period-over-period growth of 22%. For the six months ended July 31, 2025 and 2024, our net loss was $41.5 million and $40.9 million, respectively, as we continued to invest in the growth of our business to capture the massive opportunity that we believe is available to us.
Proposed Merger with Haveli Investments, L.P.
On June 20, 2025, we entered into the Merger Agreement with Parent and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, the Merger will occur, with Couchbase as the Surviving Corporation. Parent and Merger Sub are affiliates of Haveli. See Note 1 of Notes to Condensed Consolidated Financial Statements for additional details.
Our Business Model
We generate the substantial majority of our revenue from sales of subscriptions, which accounted for 97% and 96% of our total revenue for the six months ended July 31, 2025 and 2024, respectively. We derive a majority of our subscription revenue from the Enterprise Edition of Couchbase Server and Couchbase Mobile. Couchbase Server is generally licensed per node, which we define as an instance of Couchbase running on a server. Our subscription pricing is based on the computing power and memory per instance, as well as the chosen service level. We offer three different support levels: the Platinum level offers 24/7 support and the shortest response time of 30 minutes; the Gold level offers 24/7 support with a response time of 2 hours; and the Silver level offers 7am-5pm local time support, 5 days a week with a response time of 5 hours within business hours. These response times are for incidents of the highest severity level, which we identify as level P1. The initial response time for levels P2 and P3 incidents, which are less severe, are longer.
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
The non-cancelable terms of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances and is typically billed annually in advance. The timing and billing of large, multi-year contracts can create variability in revenue and deferred revenue between periods.
We also generate revenue from services, which represented 3% and 4% of our total revenue for the six months ended July 31, 2025 and 2024, respectively. Our services revenue is derived from our professional services related to the implementation or configuration of our platform and training. We have invested in building our services organization because we believe it plays an important role in customer success, ensuring that our customers fulfill their digital transformation agendas while leveraging our platform, accelerating our customers’ realization of the full benefits of our platform and driving increased adoption of our platform.
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
We also continuously grow and cultivate our cloud provider partner and technology provider ecosystem. A significant portion of our revenue in the six months ended July 31, 2025 and 2024 was attributable to our partner ecosystem.
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

	As of July 31,
	2025	2024

	(in millions)
Capella ARR	$48.7	$28.9
Total ARR	$260.5	$214.0
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

	As of July 31,
	2025	2024
Capella Customers	326	273
Total Customers	952	869

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
We define the non-GAAP financial measures below as their respective GAAP measures, excluding expenses related to stock-based compensation expense, employer taxes on employee stock transactions, restructuring charges, impairment of capitalized internal-use software, and business development activities, including expenses related to our proposed acquisition by Haveli. We use these non-GAAP financial measures in conjunction with GAAP measures to assess our performance, including in the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(dollars in thousands)
Total revenue	$57,566	$51,589	$114,089	$102,916
Gross profit	$50,225	$45,126	$99,892	$90,771
Add: Stock-based compensation expense	488	410	940	817
Add: Employer taxes on employee stock transactions	32	28	55	98
Non-GAAP gross profit	$50,745	$45,564	$100,887	$91,686
Gross margin	87.2%	87.5%	87.6%	88.2%
Non-GAAP gross margin	88.2%	88.3%	88.4%	89.1%

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(dollars in thousands)
Total revenue	$57,566	$51,589	$114,089	$102,916
Loss from operations	$(25,404)	$(21,048)	$(44,247)	$(43,588)
Add: Stock-based compensation expense	14,099	16,156	27,483	30,783
Add: Employer taxes on employee stock transactions	831	791	1,412	2,007
Add: Business development activities	7,828	—	8,525	—
Non-GAAP operating loss	$(2,646)	$(4,101)	$(6,827)	$(10,798)
Operating margin	(44)%	(41)%	(39)%	(42)%
Non-GAAP operating margin	(5)%	(8)%	(6)%	(10)%
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(in thousands, except share data)
Net loss	$(23,786)	$(19,895)	$(41,465)	$(40,890)
Add: Stock-based compensation expense	14,099	16,156	27,483	30,783
Add: Employer taxes on employee stock transactions	831	791	1,412	2,007
Add: Business development activities	7,828	—	8,525	—
Non-GAAP net loss attributable to common stockholders	$(1,028)	$(2,948)	$(4,045)	$(8,100)
GAAP net loss per share attributable to common stockholders	$(0.43)	$(0.39)	$(0.77)	$(0.81)
Non-GAAP net loss per share attributable to common stockholders	$(0.02)	$(0.06)	$(0.07)	$(0.16)
Weighted average shares outstanding, basic and diluted	54,707	50,822	54,185	50,311

Free Cash Flow
We define free cash flow as cash used in operating activities less additions to property and equipment, which includes capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. For three and six months ended July 31, 2025, our free cash flow included $3.9 million of cash paid related to business development activities and an immaterial amount of cash paid for our unused credit facilities as described in Note 7 in the condensed consolidated financial statements.

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(in thousands)
Net cash used in operating activities	$(3,469)	$(4,850)	$(10,252)	$(3,291)
Less: Additions to property and equipment	(3,849)	(1,067)	(5,709)	(2,062)
Free cash flow	$(7,318)	$(5,917)	$(15,961)	$(5,353)
Net cash provided by investing activities	$11,848	$14,582	$13,230	$18,277
Net cash provided by financing activities	$7,635	$842	$10,278	$5,931
Components of Results of Operations
Revenue
We derive revenue from sales of subscriptions and services. Our subscription revenue is primarily derived from: (1) term-based software licenses sold in conjunction with post-contract support (“PCS” or “Support”) and (2) a consumption-based DBaaS offering. PCS bundled with software licenses includes internet, email and phone support, bug fixes and the right to receive unspecified software updates and upgrades released when and if available during the subscription term. The software license is presented as “License.” PCS and DBaaS revenue are presented as “Support and other” in our condensed consolidated statements of operations. License revenue is recognized upon transfer when our customer has received access to our software. The PCS is recognized ratably over the term of the arrangement beginning on the date when access to the subscription is made available to the customer and represents a substantial majority of our revenue. The DBaaS revenue is recognized on a consumption basis. The non-cancelable terms of our subscription arrangements typically ranges from one to three years but may be longer or shorter in limited circumstances.
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
Business Development Activities
Business development activities expenses consist primarily of legal fees and professional service fees associated with our corporate development related strategies, including expenses related to our proposed acquisition by Haveli.
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
Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue:
License	$5,065	$5,242	$14,073	$12,101
Support and other	50,303	44,051	96,138	86,230
Total subscription revenue	55,368	49,293	110,211	98,331
Services	2,198	2,296	3,878	4,585
Total revenue	57,566	51,589	114,089	102,916
Cost of revenue:
Subscription(1)	5,935	4,455	11,397	8,412
Services(1)	1,406	2,008	2,800	3,733
Total cost of revenue	7,341	6,463	14,197	12,145
Gross profit	50,225	45,126	99,892	90,771
Operating expenses:
Research and development(1)	18,963	17,370	37,453	35,217
Sales and marketing(1)	37,529	36,168	75,689	73,923
General and administrative(1)	11,309	12,636	22,472	25,219
Business development activities	7,828	—	8,525	—
Total operating expenses	75,629	66,174	144,139	134,359
Loss from operations	(25,404)	(21,048)	(44,247)	(43,588)
Interest expense	(15)	(29)	(30)	(29)
Other income, net	1,633	1,741	3,683	3,272
Loss before income taxes	(23,786)	(19,336)	(40,594)	(40,345)
Provision for income taxes	—	559	871	545
Net loss	$(23,786)	$(19,895)	$(41,465)	$(40,890)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue - subscription	$385	$301	$728	$567
Cost of revenue - services	103	109	212	250
Research and development	4,439	4,214	8,854	8,207
Sales and marketing	5,351	6,162	10,624	11,385
General and administrative	3,821	5,370	7,065	10,374
Total stock-based compensation expense	$14,099	$16,156	$27,483	$30,783

The following table presents our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue:
License	9%	10%	12%	12%
Support and other	87	85	84	84
Total subscription revenue	96	96	97	96
Services	4	4	3	4
Total revenue	100	100	100	100
Cost of revenue:
Subscription	10	9	10	8
Services	2	4	2	4
Total cost of revenue	13	13	12	12
Gross profit	87	87	88	88
Operating expenses:
Research and development	33	34	33	34
Sales and marketing	65	70	66	72
General and administrative	20	24	20	25
Business development activities	14	—	7	—
Total operating expenses	131	128	126	131
Loss from operations	(44)	(41)	(39)	(42)
Interest expense	*	*	*	*
Other income, net	3	3	3	3
Loss before income taxes	(41)	(37)	(36)	(39)
Provision for income taxes	*	1	1	1
Net loss	(41)%	(39)%	(36)%	(40)%
* Represents less than 1%
Note: Certain figures may not sum due to rounding.
Comparison of Three and Six Months Ended July 31, 2025 and 2024
Revenue

	Three Months Ended July 31,				Six Months Ended July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Revenue:
License	$5,065	$5,242	$(177)	(3)%	$14,073	$12,101	$1,972	16%
Support and other	50,303	44,051	6,252	14%	96,138	86,230	9,908	11%
Total subscription revenue	55,368	49,293	6,075	12%	110,211	98,331	11,880	12%
Services	2,198	2,296	(98)	(4)%	3,878	4,585	(707)	(15)%
Total revenue	$57,566	$51,589	$5,977	12%	$114,089	$102,916	$11,173	11%
Subscription revenue increased by $6.1 million, or 12%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The increase in subscription revenue was primarily driven by growth in revenue from existing customers. Approximately 96% of the increase in revenue was attributable to growth from existing customers. The remaining increase was attributable to new customers as we increased our customer base to 952 customers as of July 31, 2025, from 869 customers as of July 31, 2024.
Subscription revenue increased by $11.9 million, or 12%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024. Approximately 98% of the increase in revenue was attributable to growth from existing customers.
Services revenue decreased by $0.1 million, or 4%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024 primarily due to a decrease in delivery of professional service hours.

Services revenue decreased by $0.7 million, or 15%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024 primarily due to a decrease in delivery of professional service hours.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Cost of revenue:
Subscription	$5,935	$4,455	$1,480	33%	$11,397	$8,412	$2,985	35%
Services	1,406	2,008	(602)	(30)%	2,800	3,733	(933)	(25)%
Total cost of revenue	$7,341	$6,463	$878	14%	$14,197	$12,145	$2,052	17%
Gross profit	$50,225	$45,126			$99,892	$90,771
Gross margin	87.2%	87.5%			87.6%	88.2%
Headcount (at period end)	72	62			72	62
Cost of subscription revenue increased by $1.5 million, or 33%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024. This change was primarily due to an increase of $1.1 million related to the computing infrastructure costs associated with Couchbase Capella.
Cost of subscription revenue increased by $3.0 million, or 35%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024. This change was primarily due to an increase of $2.5 million related to the computing infrastructure costs associated with Couchbase Capella.
Cost of services revenue decreased by $0.6 million, or 30%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024. This was primarily due to a decrease in delivery of professional service hours.
Cost of services revenue decreased by $0.9 million, or 25%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024. This was primarily due to a decrease in delivery of professional service hours.
Gross margin decreased during the three and six months ended July 31, 2025 compared to the three and six months ended July 31, 2024 primarily due to changes in the mix of subscription and service revenue, including higher costs associated with the growth of our database-as-a-service offering.
Research and Development

	Three Months Ended July 31,				Six Months Ended July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Research and development:	$18,963	$17,370	$1,593	9%	$37,453	$35,217	$2,236	6%
Percentage of revenue	33%	34%			33%	34%
Headcount (at period end)	319	307			319	307
Research and development increased by $1.6 million, or 9%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024. This change was primarily due to an increase of $1.3 million in personnel-related costs driven by headcount growth, merit increases, and higher stock-based compensation related to our RSUs.
Research and development increased by $2.2 million, or 6%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024. This change was primarily due to an increase of $2.1 million in personnel-related costs driven by headcount growth, merit increases, and higher stock-based compensation related to our RSUs.

Sales and Marketing

	Three Months Ended July 31,				Six Months Ended July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Sales and marketing:	$37,529	$36,168	$1,361	4%	$75,689	$73,923	$1,766	2%
Percentage of revenue	65%	70%			66%	72%
Headcount (at period end)	347	357			347	357
Sales and marketing increased by $1.4 million, or 4%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024. This increase was primarily due to an increase of $1.0 million in personnel-related costs, driven by merit increases and an increase of $0.3 million in travel-related costs.
Sales and marketing increased by $1.8 million, or 2%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024. This increase was primarily due to an increase of $1.0 million in personnel-related costs, driven by merit increases and an increase of $0.7 million in travel-related costs.
General and Administrative

	Three Months Ended July 31,				Six Months Ended July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
General and administrative:	$11,309	$12,636	$(1,327)	(11)%	$22,472	$25,219	$(2,747)	(11)%
Percentage of revenue	20%	24%			20%	25%
Headcount (at period end)	93	86			93	86
General and administrative decreased by $1.3 million, or 11%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024. This decrease was primarily due to a decrease of $1.5 million in stock-based compensation largely driven by the departure of an executive and a $0.3 decrease in professional services, partially offset by an increase of $0.5 million in personnel-related costs driven by headcount growth.
General and administrative decreased by $2.7 million, or 11%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024. This decrease was primarily due to a decrease of $3.3 million in stock-based compensation largely driven by forfeitures associated with the departure of an executive, partially offset by an increase of $0.4 million in personnel-related costs driven by headcount growth and merit increases.
Business Development Activities

	Three Months Ended July 31,				Six Months Ended July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Business development activities:	$7,828	$—	$7,828	NM	$8,525	$—	$8,525	NM
Percentage of revenue	14%	—%			7%	—%
NM - Not meaningful
Business development activities increased by $7.8 million during the three and six months ended July 31, 2025 compared to the three and six months ended July 31, 2024. This increase was primarily driven by legal and professional service fees associated with business development activities.
Interest Expense

	Three Months Ended July 31,				Six Months Ended July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Interest expense	$(15)	$(29)	$14	(48)%	$(30)	$(29)	$(1)	3%
The changes in interest expense during the three and six months ended July 31, 2025 and 2024 were not material.

Other Income, Net

	Three Months Ended July 31,				Six Months Ended July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Other income, net	$1,633	$1,741	$(108)	(6)%	$3,683	$3,272	$411	13%
Other income, net fluctuated by $0.1 million during the three months ended July 31, 2025 compared to the three months ended July 31, 2024 primarily due to a decrease in interest income, partially offset by foreign currency gains due to fluctuations in exchange rates.
Other income, net fluctuated by $0.4 million during the six months ended July 31, 2025 compared to the six months ended July 31, 2024 primarily due to foreign currency gains due to fluctuations in exchange rates, partially offset by a decrease in interest income.
Provision for Income Taxes

	Three Months Ended July 31,				Six Months Ended July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)				(dollars in thousands)
Loss before income taxes	$(23,786)	$(19,336)	$(4,450)	23%	$(40,594)	$(40,345)	$(249)	1%
Provision for income taxes	—	559	$(559)	(100)%	871	545	$326	60%
Effective tax rate	—%	(2.9)%			(2.1)%	(1.4)%
The changes in provision for income taxes for the three and six months ended July 31, 2025 compared with the same periods last year was primarily driven by the mix of income in foreign jurisdictions.
Liquidity and Capital Resources
We have financed our operations through subscription revenue from customers accessing our platform and services revenue, and in July 2021, we completed our IPO with net proceeds totaling $214.9 million. We have incurred losses and generated negative cash flows from operations for the last several years, including fiscal 2025 and 2024, and for the six months ended July 31, 2025. As of July 31, 2025, we had an accumulated deficit of $606.8 million.
As of July 31, 2025, we had $142.2 million in cash, cash equivalents and short-term investments. We maintain our cash and cash equivalents, restricted cash and short-term investments with high-quality financial institutions. For more information, see "Concentration of Credit Risk" in Note 2 of our notes to the condensed consolidated financial statements. We believe our existing cash, cash equivalents and short-term investments, our total available borrowing capacity under the Credit Facility (as defined in footnote 7 to our condensed consolidated financial statements) with MUFG Bank, Ltd., and cash provided by sales of subscriptions to our platform and sales of our services will be sufficient to meet our projected operating requirements and cash expenditures for the next 12 months. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the future. Our future capital requirements will depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality and the continued market adoption of our platform. We may in the future pursue acquisitions of businesses, technologies, assets and talent.
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
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2025, remaining performance obligations, including both deferred revenue and non-cancelable contracted amounts, were $270.7 million. We expect to recognize revenue of $160.3 million on these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.

Cash Flows
The following table shows a summary of our cash flows:

	Six Months Ended July 31,
	2025	2024

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,252)	$(3,291)
Investing activities	$13,230	$18,277
Financing activities	$10,278	$5,931
Operating Activities
Cash used in operating activities for the six months ended July 31, 2025 of $10.3 million primarily consisted of our net loss of $41.5 million, adjusted for non-cash charges of $39.6 million and net cash outflows of $8.4 million from changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities include a $10.6 million increase in deferred commissions related to increased sales during the period, a $7.9 million decrease in deferred revenue due to timing of billings, and a $4.7 million decrease in accrued compensation primarily due to timing of bonus and commissions payments, offset by a $7.2 million decrease in accounts receivable related to collections and timing of billings and a $5.5 million decrease in prepaid expenses and other assets due to the timing of prepaid operating expenses.
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
Investing Activities
Cash provided by investing activities for the six months ended July 31, 2025 of $13.2 million consisted of maturities of short-term investments net of purchases of $18.9 million, which was partially offset by additions to property and equipment of approximately $5.7 million.
Cash provided by investing activities for the six months ended July 31, 2024 of $18.3 million consisted of maturities of short-term investments net of purchases of $20.3 million and additions to property and equipment of approximately $2.0 million.
Financing Activities
Cash provided by financing activities for the six months ended July 31, 2025 of $10.3 million was primarily due to $8.9 million in proceeds from the issuance of common stock upon exercises of stock options, and $1.4 million in proceeds from the issuance of common stock under our Employee Stock Purchase Plan ("ESPP").
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
Interest Rate Risk
Our cash, cash equivalents and short-term investments primarily consist of highly liquid investments in money market funds, U.S. government treasury securities, commercial paper, U.S. government agency securities, corporate debt securities, and asset-backed securities. As of July 31, 2025, we had cash and cash equivalents of $44.1 million and short-term investments of $98.1 million. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our results of operations and cash flows. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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
As of July 31, 2025, a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on our financial condition, results of operations, or cash flows.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Merger Litigation
On August 14, 2025, two complaints were filed in the Supreme Court of the State of New York, County of New York, captioned Fitzpatrick v. Couchbase, Inc., et al., Index No. 654843/2025 and Thompson v. Couchbase, Inc., et al., Index No. 654856/2025. The complaints allege that the Proxy Statement for the Merger, filed with the SEC on Schedule 14A, is materially incomplete and assert claims for negligent misrepresentation, concealment, and negligence. The complaints name as defendants the Company and the members of its Board of Directors and seek, among other relief, an injunction of the Merger, rescission or rescissory damages (if the Merger is consummated), and attorneys’ fees. The defendants believe the complaints are without merit and they deny the allegations. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from these matters.
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
Risks Related to the Pending Merger
The pendency of the Merger could have an adverse effect on our business and results of operations, and the failure to complete the Merger in a timely manner or at all could adversely affect our business, financial condition, results of operations and stock price.
On June 20, 2025, we entered into the Merger Agreement with Parent and Merger Sub. Completion of the Merger is subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) the adoption of the Merger Agreement by the holders of a majority of the voting power of outstanding shares of our common stock; (ii) the absence of any law or order preventing, materially restraining or materially impairing the consummation of the Merger; and (iii) certain specified regulatory clearances, including the expiration or termination of the applicable waiting period under the HSR Act. The waiting period under the HSR Act expired at 11:59 p.m., Eastern time, on August 20, 2025. There is no assurance that the remaining conditions to closing the Merger will be satisfied before the Termination Date (as defined in the Merger Agreement) or at all, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain the requisite affirmative vote of the adoption of the Merger Agreement by our stockholders;
•the failure to obtain remaining regulatory approvals, clearances, or conditions that are or may become applicable to the Merger before the Termination Date or at all;
•the failure of any other remaining closing condition to be satisfied on the expected timeframe or at all, including the possibility that a Company Material Adverse Effect (as defined in the Merger agreement) would permit Parent not to close the Merger; and

•the failure of any other remaining closing condition to be satisfied before the Termination Date, after which time either we or Parent may be entitled to terminate the Merger Agreement.
If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, results of operations, and stock price, and our stockholders would be exposed to additional risks, including:
•to the extent the current market price of our stock reflects an assumption that the Merger will be completed, the market price of our common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•any disruptions to our business resulting from the announcement and pendency of the Merger could adversely affect our customer and partner relationships, including with respect to concerns about possible changes to our platform, products and services or policies, and current or future business relationships with us, may cause customers to refrain from purchasing our products and services, and may cause partners to seek a change to existing business relationships;
•the risks related to the diversion of attention of our management or employees, the uncertainty our employees may have about their roles upon consummation of the Merger, and the ability for us to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees during the pendency of the Merger; and
•the requirement that we pay Parent a termination fee under certain circumstances that give rise to the termination of the Merger Agreement.
There can be no assurance that our business, relationships with other parties, liquidity or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated. Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•we may experience a departure of employees, prior to the closing of the Merger;
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections related to, our common stock;
•receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business.
During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business, including:
•potential uncertainty in the marketplace, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us;
•difficulties maintaining existing and/or establishing business relationships, including business relationships with successful customers and partners;
•the possibility of disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management attention and resources;
•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;

•our inability to freely issue securities, incur certain indebtedness, declare or authorize any dividend or distribution, or make certain material capital expenditures without Parent’s approval;
•our inability to solicit other acquisition proposals during the pendency of the Merger under the terms of the Merger Agreement;
•the amount of the costs, fees, expenses, and charges related to the Merger Agreement and the Merger, including but not limited to the cost of professional services, insurance, and any legal proceeding that may be instituted against us, which may materially and adversely affect our financial condition; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.
Litigation in connection with the Merger could be costly, prevent consummation of the Merger, divert management’s attention, and otherwise harm our business.
As disclosed elsewhere in this report, two complaints were filed in the Supreme Court of the State of New York, County of New York, regarding disclosures related to the Merger. Regardless of the outcome of these litigation matters related to the Merger, such matters may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business, which may adversely affect our business, results of operations, prospects, and financial condition. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Merger and result in significant costs. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise harm our operations and financial performance.
Risks Related to Our Industry and Business
We have a history of net losses and may not achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the future. We incurred net losses of $74.7 million, $80.2 million, $41.5 million, and $40.9 million for fiscal 2025, fiscal 2024 and the six months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, we had an accumulated deficit of $606.8 million. We intend to continue investing significant resources to further develop our platform, and expand our sales, marketing, operations and infrastructure, both domestically and internationally. Any failure to increase our revenue sufficiently at a rate that exceeds the rate of increase in our investments and other expenses could prevent us from achieving or maintaining profitability.
We may not continue to grow on pace with historical rates.
Our historical revenue, revenue growth, key business metrics or key business metrics growth should not be considered indicative of our future performance. Our revenue was $209.5 million, $180.0 million, $114.1 million and $102.9 million for fiscal 2025, fiscal 2024 and the six months ended July 31, 2025 and 2024, respectively. Our revenue growth rate has fluctuated in prior periods, and we expect our revenue growth rate to continue to fluctuate. Our revenue growth rate may be impacted by a number of factors, including slowing adoption of or demand for our products and services, increasing competition, decreasing growth of our overall market, changes to technology or our failure to capitalize on growth opportunities, among others.

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
Our success depends, in part, on retaining existing customers through subscription renewals and expanding relationships, including broadening customers' use cases within our products and adopting additional Couchbase products and services. The non-cancelable terms of our subscriptions are typically one to three years but may be longer or shorter in limited circumstances, and renewals or upgrades are not guaranteed. In addition, renewals might not have a similar contract period or differ in price, terms or capacity, or customers may decide to otherwise downgrade their subscriptions. For example, the impact of the macroeconomic environment has caused, and may in the future continue to cause, certain customers to request concessions including extended payment terms or better pricing, increased customer churn, a lengthening of our sales cycles with prospective customers, a delay of planned projects or expansions and reduced contract values with certain prospective and existing customers. Retention may fluctuate due to factors including our customers’ satisfaction with our products and services, our licensing models, the prices, features or perceived value of competing offerings, changes to our offerings or general economic conditions, among other things.
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
Subscription revenue accounts for a significant portion of our revenue, comprising 97% and 96% of total revenue for the six months ended July 31, 2025 and 2024, respectively.
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
Under most of our contracts, we recognize a portion of subscription revenue upon transfer of the software license to the customer and the larger remainder of the transaction price ratably over the term of the arrangement. See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information. As we significantly rely on subscription revenue, a significant portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into in prior periods. Consequently, a decline in new sales or renewals in any one period and any downturn in sales, demand or market acceptance for our products may not be immediately reflected in our results of operations for such period but in future periods. Our subscription-based products also make it difficult to rapidly increase our revenue through additional sales in any period, as a significant portion of such revenue from customers will be recognized over the term of the applicable agreement.
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
We are developing and have launched product features, such as Capella iQ, that use or allow our customers to integrate our offerings with AI technologies. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. We may be unsuccessful in developing, integrating or maintaining product features using AI technologies that gain market traction, or in doing so in a cost-effective manner. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively. New or modified legal and regulatory developments regulating AI, such as the EU AI Act and numerous laws proposed, and in certain cases enacted, in various U.S. states and other jurisdictions relating to the development and use of AI technology, can impact the incorporation of AI technologies into our offering and business, and any actual or perceived failure by us to comply with any such legal and regulatory developments or other actual or asserted obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, costs for remediation, damage to our reputation or other liabilities. The incorporation of AI into our products, or the use of our products as part of AI technologies and applications, may result in new or enhanced governmental or regulatory scrutiny, litigation, intellectual property risks, confidentiality, privacy or security risks, ethical concerns or other complications that could harm our business, reputation or financial condition.
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
Although most of our code is developed in-house, we also receive a limited amount of contributions from our open source developer communities. We generally require third parties who provide contributions to us to assign ownership of all intellectual property rights in their contributions to us, or provide us with a perpetual license to their works, and represent that their contributions are original works and that they are entitled to assign or license these rights to us. However, we cannot be sure that we can use all contributions without obtaining additional licenses from third parties, and may be subject to intellectual property infringement or misappropriation claims as a result of our use of these contributions.

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
Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. In addition, defending our intellectual property rights might entail significant expenses. Any of our patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or deemed unenforceable in the U.S. or in foreign jurisdictions. Others may infringe on our patents, trademarks or other intellectual property rights, independently develop similar, substantially identical or superior offerings, duplicate any of our offerings or design around our patents or other intellectual property rights or use information that we regard as proprietary to create products and services that compete with ours. Further, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to software and business methods. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature is not itself patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered abstract ideas. Accordingly, the evolving case law in the U.S. may adversely affect our ability to obtain patents and may facilitate third-party challenges to any future owned or licensed patents. As we expand our international activities, our exposure to unauthorized copying and use of our services and platform capabilities and proprietary information will likely increase. Intellectual property protection may not be available to us in every country in which our services are available, or the laws of or mechanisms for enforcement in some foreign countries may not be as protective of intellectual property rights as those in the U.S. Policing unauthorized use of our technologies, trade secrets and intellectual property may thus be difficult, expensive and time-consuming. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights.
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
We collect, use, store and transmit or otherwise process data as part of our business operations, including personal data in and across multiple jurisdictions. We also use third-party service providers to collect, use, store, transmit, maintain and otherwise process such information. Increasingly, threats from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service, application programming interface attacks or other attacks, employee errors, theft or misuse and general hacking have become more prevalent in our industry and our customers’ industries. The volume and magnitude of such threats may increase over time as threat actors increase and refine their use of AI or other emerging technologies for exploiting security vulnerabilities. Any of these threats could result in security incidents, including unauthorized access or damage to, or disablement, encryption, use, disclosure, modification, destruction, loss or other processing of, our data or customer data (including personal data), software or systems or disrupt our ability to provide our products and services. Actual or perceived security incidents could interrupt our operations, harm our reputation and brand, result in significant remediation and cybersecurity protection costs (including deploying additional personnel and modifying or enhancing our protection technologies and investigating and remediating any information security vulnerabilities), result in lost revenue, lead to regulatory investigations and orders, litigation, disputes, indemnity obligations, damages for breach of contract, penalties for violations of law or regulation and other legal risks, increase our insurance premiums, result in other financial exposure, lead to loss of customer confidence in us or decreased use of our products and services or otherwise adversely affect our reputation, competitiveness, business, financial condition and results of operations, and may have these impacts in the future.
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
The UK has adopted a version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions. Furthermore, there is increasing divergence in the substance, application, interpretation and enforcement of data protection law between the UK and the European Economic Area. We continue to monitor and review the impact of changes to EU or UK law that could affect our operations. We may incur liabilities, expenses, costs and other operational losses under the GDPR and data protection laws of these and other applicable jurisdictions in connection with any measures we take to comply with them. Other countries have also enacted or are considering laws requiring local data residency or restricting the international transfer of personal data.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On May 1, 2025, during the quarter ended July 31, 2025, Margaret Chow, SVP, Chief Legal Officer and officer as defined in Rule 16a-1(f), terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K, Item 408. The trading arrangement was adopted on September 17, 2024 and was intended to satisfy the affirmative defense in Rule 10b5-1(c).
No other directors or officers (as defined in Section 16 under the Exchange Act) informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, during the last fiscal quarter.

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1*	Agreement and Plan of Merger, dated June 20, 2025, among Cascade Parent Inc., Cascade Merger Sub Inc. and Couchbase, Inc.	8-K	001-40601	2.1	June 20, 2025
4.1*	Form of Haveli Voting Agreement, dated June 20, 2025, among Couchbase, Inc. and certain stockholders of Couchbase, Inc.	8-K	001-40601	10.1	June 20, 2025
4.2*	Form of Voting Agreement, dated June 20, 2025, among Couchbase, Inc. and certain stockholders of Couchbase, Inc.	8-K	001-40601	10.2	June 20, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101) - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments.					X
______________________

*
Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Couchbase will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. Couchbase may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

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

Date: September 4, 2025

	By:	/s/ MATTHEW M. CAIN
Matthew M. Cain
Chair, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ BILL CAREY
Bill Carey
Vice President, Interim Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer & Principal Accounting Officer)